Form 10QSB
period 1999-09-30
EURASIA GOLD FIELDS INC
filed 2000-09-22
CIK 1058262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from ________________ to ________________

     Commission file number 0-27447

EURASIA GOLD FIELD, INC.
(Exact name of small business issuer as specified in its charter)

Florida                                        98-0190293
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1505 - 1060 ALBERNI STREET, VANCOUVER B.C. CANADA V6E 4K2
(Address of principal executive offices)

(604) 687-4432
(Issuer's Telephone Number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check, whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,100,000 shares of Common Stock were outstanding as of September 30, 1999.

Transitional Small Business Disclosure Format (check one);

YES [ ]  NO [X]

                            EURASIA GOLD FIELDS, INC

     This quarterly report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Part 1 - Financial Information - Item 1. "Financial Statements", Item 2. "Management's Discussion and Analysis or Plan of Operation".

The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.



                            EURASIA GOLD FIELDS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.    Financial Information

Item 1.    Financial Statements
           Consolidated Balance Sheets --                                 3
           September 30, 1999 and December 31, 1998

           Consolidated Statements of Stockholder's Equity --             4
           Nine Months Ended September 30, 1999

           Consolidated Statements of Operations --                       5
           Nine Months Ended September 30, 1999

           Consolidated Statements of cash Flows --                       6
           Nine Months Ended September 30, 1999

           Notes to Consolidated Financial Statements                     7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9

PART II.   Other Information

Item 1.    Legal Proceedings                                              11

Item 2.    Changes in Securities                                          11

Item 3.    Defaults Upon Senior Securities                                11

Item 4.    Submission of Matters to A Vote of Security Holders            12

Item 5.    Other Information                                              12

Item 6.    Exhibits and Reports on Form 8-K                               12

Signatures                                                                12

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets
September 30, 1999 and December 31, 1998
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------
                                                            September 30,    December 31,
                                                                1999             1998
-----------------------------------------------------------------------------------------
ASSETS
Current
   Cash                                                       $ 373,098         $ 519,229
   Notes receivable - related party                               2,900              --
   Available-for-sale securities                                236,974           159,208
-----------------------------------------------------------------------------------------
                                                                612,972           678,437
Mineral property rights                                            --                --
-----------------------------------------------------------------------------------------
Total assets                                                  $ 612,972         $ 678,437
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
   Accounts payable and accrued liabilities                   $    --           $  12,292
-----------------------------------------------------------------------------------------
Stockholders' Equity
   Share capital,
      Authorized
       50,000,000 common shares, par value $0.001
      Issued
       12,100,000 common shares                                  12,100            12,100
Additional paid in capital                                      999,900           999,900
                                                                                 (434,767)
Deficit accumulated during the development stage               (318,828)
Accumulated other comprehensive income (loss)
    Unrealized (loss) gain on securities available for sale      35,739           (27,027)
-----------------------------------------------------------------------------------------
                                                                612,972           666,145
-----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $ 612,972         $ 678,437
=========================================================================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage
enterprise)

Consolidated Statements of Stockholders' Equity
From May 22, 1995 (inception) to September 30, 1999
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                               Compre-                         Other
                                               Common Stock        Additional  hensive                       Compre-          Total
                                        --------------------------    Paid-In   Income    Accumulated        hensive  Stockholder's
                                           Shares        Amount       Capital   (Loss)        Deficit   Income (Loss)        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Issued for cash, June 1, 1995                 100   $      100   $    4,900   $       --    $       --    $       --     $    5,000
Net loss for the year                          --           --           --           --        (5,000)           --         (5,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   December 31, 1995 and 1996                 100          100        4,900           --        (5,000)           --             --
Stock split 1,000:1 on                                                                              --                           --
 August 14, 1997                           99,900           --           --           --            --            --             --
Issuance of stock for mineral
 property rights, December 8, 1997      7,000,000        7,000           --           --            --            --          7,000
Issuance of stock for cash,
  December 22, 1997                     3,000,000        3,000      297,000           --            --                      300,000
Net loss for the year                          --           --           --           --        (6,362)           --         (6,362)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997             10,100,000       10,100      301,900           --       (11,362)           --        300,638
Issuance of stock for cash,
  January 12, 1998                      2,000,000        2,000      698,000           --            --            --        700,000
Comprehensive income
 - Net (loss) for the year                                                      (307,466)     (307,466)                    (307,466)
Other comprehensive income                                                                                       --
 - Change in unrealized gain (loss)            --           --           --      (27,027)           --       (27,027)       (27,027)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                           --           --           --     (334,493)           --            --             --
                                                                                 =======
Balance, December 31, 1998             12,100,000       12,100      999,900           --      (318,828)      (27,027)       666,145
(continued)
Comprehensive income
 - Net (loss) for the period                   --           --           --     (115,939)     (115,939)           --       (115,939)
Other comprehensive income
 - Change in unrealized gains (loss)           --           --           --       62,766            --        62,766         62,766
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                             --           --           --      (53,173)           --            --             --
                                                                                  ======
Balance, September 30, 1999            12,100,000       12,100      999,900                   (434,767)       35,739        612,972
===========================================================================                    ====================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------
                                             May 22,1995                 Period                  Period
                                          (inception) to                  Ended                   Ended
                                            September 30,          September 30,           September 30,
                                                    1999                   1999                    1998
--------------------------------------------------------------------------------------------------------
General and administrative expenses
  Administrative and general                 $    124,719           $     40,056            $     75,736
  Professional fees - accounting and legal         48,177                  6,413                  24,764
  Salaries and consulting fees                     48,917                 17,471                  24,488
--------------------------------------------------------------------------------------------------------
                                                  221,813                 63,940                 124,988
Exploration expenses                              267,529                 79,045                 189,689
--------------------------------------------------------------------------------------------------------
                                             $    489,342           $    142,985            $    314,677
--------------------------------------------------------------------------------------------------------
Less: Income (loss)
  Interest income                                  57,313                 24,523                  23,922
  Interest expense                                 (5,702)                  (441)                   (717)
  Foreign exchange gain (loss)                      2,964                  2,964                    --
--------------------------------------------------------------------------------------------------------
                                             $     54,575           $     27,046            $     23,205
--------------------------------------------------------------------------------------------------------
Net (loss) for the period                    ($   434,767)          ($   115,939)           ($   291,472)
========================================================================================================
(Loss) per share                                                    ($      0.01)           $      (0.02)
========================================================================================================
Weighted average shares outstanding                                   12,100,000              12,019,118
========================================================================================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. AND SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)
----------------------------------------------------------------------------------------------------------------
                                                            May 22                 Period                Period
                                                   1995 (inception)                 Ended                 Ended
                                                   to September 30,          September 30,         September 30,
                                                              1999                   1999                  1998
----------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
  Net (loss) for the period                            $  (434,767)           $  (115,939)           $  (291,472)
  Adjustments to reconcile net loss to net cash used
  in operating activities
   - issuance of common stock for
     mineral properties                                      7,000                     --                     --
  Changes in assets and liabilities
   - decrease (increase) in notes receivable
     from related party                                     (2,900)                (2,900)                10,000
   - increase(decrease) in accounts payable                  5,000                (12,292)                    --
----------------------------------------------------------------------------------------------------------------
                                                          (425,667)              (131,131)              (281,472)
----------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities
  Purchase of available for sale securities               (201,235)               (15,000)              (186,235)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Proceeds from issuance of common stock                 1,000,000                     --                700,000
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash for the period                 373,098               (146,131)               232,293
Cash and cash equivalents, beginning of period                  --                519,229                290,638
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $   373,098            $   373,098            $   522,931
================================================================================================================


The accompanying notes are an integral part of these financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE A:  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

          The balance sheet at December 31, 1998 has been derived from audited financial statements at that date. The consolidated financial statements and footnotes thereto included in Eurasia Gold Fields, Inc. ("Eurasia", the "Company") Annual Report on Form 10-SB for the year ended December 31, 1998 should be reviewed in connection with these condensed consolidated financial statements.

          The Company was incorporated under the laws of the State of Florida on May 22, 1995 as Snack-N-Pop Vending, Inc. The Company changed its name to Eurasia Gold Fields, Inc. on March 2, 1998 and is in the business of exploration of mineral properties.

          The continued operations of the Company is dependent upon the discovery of economically recoverable reserves or proceeds from the dispositions thereof, the ability of the Company to obtain financing to complete development of the properties and on future profitable operations.

          All dollar amounts are in United States dollars unless otherwise indicated. At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
     (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

          Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2000 to affect its financial statements.

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. Adoption of this standard has no material effect on the financial statements.

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at September 30, 1999 and December 31, 1998, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of September 30, 1999 Company had $ nil in a bank beyond insured limits

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the nine-months ended September 30, 1999 and 1998 were $Nil and $Nil, respectively.

          Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

          The Company has adopted Statement of Financial Accounting Standards (SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share".

          In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. SFAS No. 130 did not change the current accounting treatments for components of comprehensive income.

NOTE B: Note Receivable

          The note receivable is unsecured, non-interest bearing and due on demand. It is due from a company related by common management.

NOTE C: Available-for-sale Securities


   -----------------------------------------------------------------------------
                                            Gross           Gross
                                       unrealized      unrealized         Market
                               Cost         gains          losses          value
   -----------------------------------------------------------------------------
   September 30, 1999
     Equity securities     $201,235      $ 35,739     $        --       $236,974
   =============================================================================

   December 31, 1998
     Equity securities     $186,235      $     --     $   (27,027)      $159,208
   =============================================================================

Note D: Mineral Properties and Exploration Licenses

          The Company owns the following mineral concessions located in the Okinski district of the Republic of Buriatia in south eastern Siberia,
     Russia:

     (a)  Zun Ospinskoye Property

          The licence for the exploration and development of this property was issued under the number UDE00179 type BP to Kitoi.

     (b)  Tainskoye Property

          The licence for the exploration and development of this property was issued under the number UDE140 type BP to Arkhei.

     Pursuant to an agreement dated December 9, 1997, the Company acquired these mineral concessions by issuing 7,000,000 common shares to the vendors. As the vendors became the controlling shareholders of the Company after the above-mentioned transactions, the concessions were valued at equal to the par value of the shares issued. The amount was treated as exploration expense in 1997.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(A)  General

          The Company is a mineral exploration company based in Vancouver, Canada and Moscow, Russia and is engaged in the exploration for precious metals. The Company was incorporated under the laws of the State of Florida on May 22, 1995, under the name "Snack-N-Pop Vending, Inc.". On March 2, 1998 the Company changed its name to Eurasia Gold Fields, Inc. and is an exploration stage enterprise. The company was inactive between May 22, 1995 and March 2, 1998.

          This document contains numerous forward-looking statements relating to the Company's business. The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Operating, exploration and financial data, and other statements in this document are based on information the company believes reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from the Company's future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

          None of the Company's properties contain any known Mineral Reserves.

          The Company's common stock is traded on the OTC Market Pink Sheets.

(B)  Significant developments during the nine months ended September 30, 1999

          The Company filed a Registration Statement on Form 10-SB, with the United States Securities and Exchange Commission ("SEC") on September 24, 1999. According to SEC rules the Registration Statement will become effective sixty days after filing and Eurasia will become a reporting issuer.

          The Company is currently conducting an exploration program on its properties located in the Okinski district of the Republic of Buriatia in south eastern Siberia, Russia.

(C)  Financial Information

          Nine-Month Period Ended September 30, 1999 versus Nine-Month Period Ended September 30, 1998

     Net Loss:

          For the nine-month period ended September 30, 1999 the Company recorded a loss of $115,939 or $0.01 per share, compared to a loss of $291,472 or $0.02 per share in 1998. The Company was inactive between May 22, 1995 and March 2, 1998.

     Revenues:

          The Company had no operating revenues for the nine-month period ended September 30, 1999 (1998 - $0).

     Costs and Expenses:

          General and administrative expenses - For the nine-month period ended September 30, 1999 the Company recorded general and administrative expenses of $40,056, compared to $75,736 in 1998. Administrative and general expenses decreased $35,680 during the nine-month period ended September 30, 1999 compared to 1998 due to cost reduction programs initiated in 1999.

          Professional fees - accounting and legal - For the nine month period ended September 30, 1999 the Company recorded accounting fees of $6,413 (1998 - $5,000) and legal fees of $0 (1998 - $19,764). $6,413 of the accounting fees relate to the filing of the Registration Statement on Form 10-SB. $14,000 of the 1998 legal expenses relate to a due diligence examination of the Russian properties.

          Exploration expenditures - For the nine-month period ended September 30, 1999 the Company recorded exploration expenses of $79,045 (1998 - $189,689).

(D)  Financial Condition and liquidity

          At September 30, 1999, the Company had cash of $373,098 (1998 - $522,931) and working capital of $612,972 (1999 - $709,166) respectively.
     Total liabilities as of September 30, 1999 were $0 (1998 - $0).

          Net cash used in operating activities in the nine-month period ended September 30, 1999 was $131,131 compared to $281,472 in the nine-month period ended September 30, 1998. Net cash used in investing activities in the nine-month period ended September 30, 1999 was $15,000 compared to net cash used in investing activities of $186,235 in the prior year's comparable period. Net cash received from financing activities in the nine-month period ended September 30, 1999 was $0 compared to net cash received from financing activities of $700,000 in the prior year's comparable period.

          The Company has sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2000 and
     (ii) to conduct preliminary exploration programs. However, without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

          None of the Company's properties has commenced commercial production and the Company has no history of earnings or cash flow from its operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.

          The Company has not declared or paid dividends on its shares since incorporation and does not anticipate doing so in the foreseeable future.

(E)  Year 2000 issues

          The "Year 2000 problem", as it has come to be known, refers to the fact that many computer programs use only the last two digits to refer to a year, and therefore recognize a year that begins with "20" as instead beginning with "19". For example, the year 2000 would be read as being the year 1900. If not corrected, this problem could cause many computer applications to fail or create erroneous results.

          The Company has modified and tested all the critical applications of its information technology ("IT"), the result of which is that all such critical applications are now Year 2000 compliant. The Company believes that virtually all of the non-critical applications of its IT are Year 2000 compliant. The Company is using independent consultants to oversee the Year 2000 project as well, as to perform certain remediation efforts. In addition, progress on the Year 2000 project is also monitored by senior management, and reported to the Board of Directors. The total amount of the payments made to date and to be made hereafter to such independent consultant are not expected to be material. New equipment and software was installed during the third quarter of 1999. Based on the Company's analysis to date, the Company believes that its material non-IT systems are either Year 2000 compliant, or do not need to be made Year 2000 compliant in order to continue to function in substantially the same manner in the Year 2000. The Company's Year 2000 compliance work has not caused, nor does the Company expect that it will cause, a deferral on the part of the Company of any material IT or non-IT projects.

          However, there can be no assurance that any of the Company's vendors or others, with whom it transacts business, will be Year 2000 compliant prior to such date. The company is unable to predict the ultimate affect that the Year 2000 problem may have upon the Company, in that there is no way to predict the impact that the problem will have nation-wide or world-wide and how the Company will in turn be affected, and, in addition, the company cannot predict the number and nature of its vendors and customers who will fail to become Year 2000 compliant prior to January 1, 2000. Significant Year 2000 difficulties on the part of vendors or customers could have a material adverse impact upon the Company. The Company intends to monitor the progress of its vendors and customers in becoming Year 2000 compliant. The Company has formulated a contingency plan to deal with the potential non-compliance of vendors and customers.


                           PART II. OTHER INFORMATION


ITEM 1.   Legal Proceedings

          The Company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.


ITEM 2.   Changes in Securities

          Not Applicable


ITEM 3.   Defaults Upon Senior Securities

          Not Applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

1.1  Articles of Incorporation *

1.2  By-Laws                                                                   *

1.3  Consent of Action of the Majority Shareholders and Sole Director          *

1.4  Articles of Amendment to Snak-N-Pop Vending, Inc.                         *

1.5  Articles of Amendment to Snak-N-Pop Vending, Inc.                         *

1.6  Certificate of Filing of Articles of Amendment                            *

3.1  Asset Purchase Agreement Dated December 8th, 1997                         *

21.1 Subsidiaries of the Company                                               *

27.1 Financial Data Schedule

     --------
     * Previously Filed


(b)  Reports on Form 8-K

     None

     --------
     * Previously Filed


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:     September 8, 2000                  BY:  /s/ Jorge L. Lacasa
                                                  -------------------
                                                  Jorge L. Lacasa
                                                  Director and President

Date:     September 8, 2000                  BY:  /s/ Agustin Gomez de Segura
                                                  ---------------------------
                                                  Agustin Gomez de Segura
                                                  Director