Form 10KSB
period 1999-12-31
EURASIA GOLD FIELDS INC
filed 2000-09-22
CIK 1058262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 1999

Commission file number 0-27447

EURASIA GOLD FIELDS, INC.
(Exact name of small business issuer as specified in its charter)

Florida                                                    98-0190293
(State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)

1505 - 1060 ALBERNI STREET, VANCOUVER B.C. CANADA V6E 4K2
(Address of principal executive offices)

Registrant's telephone number, including area code   604-687-4432

Securities registered under Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12 (g) of the Securities Exchange Act of 1934:

Title of each class                            Name of each exchange on
                                               which registered
-----------------------                        ---------------------------------
Common stock, par value $0.001 per share       OTC Market - Pink Sheets
---------------------------------------------  ---------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenue for the fiscal year ended December 31, 1999 was $Nil

     The aggregate market value of the Registrant's voting common Stock held by non-affiliates was $9,421,875 as of September 18, 2000. There were 12,100,000 shares of the registrant's Common Stock outstanding as of September 18, 2000.

Documents incorporated by reference herein: None

Transitional Small Business disclosure format (check one); YES [_] NO [X]

                            EURASIA GOLD FIELDS, INC.

     This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions, (ii) changes in the market prices of gold and silver, (iii) the uncertainties inherent in the Company's production, exploratory and development activities, including risks relating to permitting and regulatory delays, (iv) the uncertainties inherent in the estimation of gold and silver ore reserves, (v) changes that could result from the Company's future acquisition of new mining properties or business, (vi) the effects of environmental and other governmental regulations, and (vii) the risks inherent in the ownership or operation of or investment in mining properties or business in foreign countries. These risks and uncertainties are detailed in Item 1. "Business", Item 2. "Properties", Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" Item 7 "Financial Statements", Item 12 "Certain Relationships and Related Transactions".

     The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.

ITEM 1.  BUSINESS

(A)  GENERAL

     Eurasia Gold Fields, Inc. (the "Company" or "Eurasia") was incorporated under the laws of the State of Florida on May 22, 1995 as Snack-N-Pop Vending, Inc. On March 2, 1998 the Company changed its name to Eurasia Gold Fields, Inc. and is an exploration stage enterprise. The Company was inactive between May 22, 1995 and March 2, 1998.

     Eurasia Gold Fields, Inc. is engaged through its subsidiaries in the exploration of gold and silver mining properties located primarily in the Okinski district of the Republic of Buriatia in south-eastern Siberia, Russia. None of the Company's properties contain any known Mineral Reserves. See "Item
2. Description of Property."

     During 1999, the Company conducted initial exploration programs for gold mineralization on its properties in the Okinski district of the Republic of Buriatia in south-eastern Siberia, Russia.

     The Company's common stock is traded on the OTC Market Pink Sheets.

The Company has not declared or paid dividends on its shares since incorporation and does not anticipate doing so in the near future.

     The Company's offices are located at 1505 - 1060 Alberni Street, Vancouver, British Columbia, Canada, V6E 4K2.

(B)  SIGNIFICANT DEVELOPMENTS IN FISCAL 1999 AND SUBSEQUENT EVENTS

     In September 1999 the Company voluntarily filed Form 10-SB with the Securities and Exchange Commission ("SEC") in the United States to register its common stock.

     The Company conducted initial exploration programs for gold mineralization on its properties in the Okinski district of the Republic of Buriatia in south-eastern Siberia, Russia during the last half of 1999. Exploration work will continue in 2000 on the most prospective areas. The extent of the work will be dependent on the outcome of further reconnaissance.

(C)  EXPLORATION AND DEVELOPMENT

     The Company conducts exploration activities from its headquarters in Vancouver, Canada. The Company controls mineral exploration concessions in the Okinski district of the Republic of Buriatia in south-eastern Siberia, Russia. The Company's strategy is to concentrate its investigations into:

     (1)  Existing operations where an infrastructure already exists;

     (2) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and

     (3)  Grass-roots exploration opportunities.

     The Company is currently concentrating its exploration activities on its properties in the Okinski district of the Republic of Buriatia in south-eastern Siberia, Russia.

     All of the Company's properties are in the exploration stages only and are without a known body of Mineral Reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the Company's mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of the Company's operations will be, in part, directly related to the cost and success of its exploration programs, which may be affected by a number of factors.

Exploration Program for year 2000

1.   Completion of the data compilation work started in 1999.

2. Obtaining easting, northing and elevation information for the samples taken to date. This information would allow three dimensional modeling and spatial statistical analysis of the data. Also, this information is critical for structural geology analysis and projection for subsurface testing (drilling or underground development).

3. Extend existing trench sample profiles in selected areas of veins in the Main Shear at Zunospinskoye. This would test the immediate hanging wall and footwall to the veins and evaluate the melange or sheared zone hosting the quartz veins, particularly in the beresenite altered granitoid boudins.

4. Structural mapping of trenches and the mineralized showings and their immediate area in the various shear zones / melange zones. Emphasis would be on whether the high grade zones identified on surface can be correlated to structural elements. (Higher grade ore shoots are usually the result of intersecting structures in similar lode precious metal deposits in Canada and Australia).

5.   Detailed  geology  mapping (at  Tainskoye)  to locate and project  contacts between granites and altered carbonate and terrigenous rocks. Once identified, these will form diamond drill targets to test hypothesis of the presence of Zun-Kholbinskoye type mineralization (precious metal bearing, veinlet / fracture zones at the contact area).

(D)  EMPLOYEES

     As of January 31, 2000 and September 31, 2000 there were two (2) full time employees and two (2) part time employees.

(E)  REGULATION OF MINING ACTIVITY

     The Company's interests in its projects will be subject to various laws and regulations concerning exploration, production, taxes, labor standards, environmental protection, mine safety and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on the Company.

     Article 72 of the Russian Constitution (the "Constitution") provides that the subsoil and other natural resources are a matter of joint jurisdiction between the federal government and the regional governments of the Russian Federation. Article 76 of the Constitution states that legislative acts passed into law by the regions of the Russian Federation may not contradict federal laws and in the event of a conflict, federal law shall prevail. The State Committee for Geology and Underground Resources ("Geolkom", currently being reorganized into the Ministry of Natural Resources and the State Committee on the Environment) has both a central federal office and regional offices and has authority to grant licences or amend their terms. It is organized for operations on two levels in accordance with federal/regional jurisdiction. Consequently, the regulation of subsoil resources generally, as well as granting of mineral licences through competitive bids and transferring of mineral licences, depends to a large extent on federal law.

(F)  FOREIGN COUNTRIES AND REGULATORY REQUIREMENTS

     Mineral exploration, development and mining activities on the Company's properties may be affected in varying degrees by political stability, and the policies of other nations. Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business. Operations may be affected by government laws and regulations or the interpretations thereof, including those with respect to export controls, expropriation of property, employment, land use, water use, environmental legislation and mine safety. Operations may be also affected by political and economic instability, confiscatory taxation, restriction on currency conversions, imports and sources of supplies, the expropriation of private enterprises, economic or other sanctions imposed by other nations, terrorism, military repression, crime, and extreme fluctuations in currency exchange rates and high inflation and make it more difficult for the Company to raise funds for the development of its mineral interests in some countries.

     In the Okinski district of the Republic of Buriatia in south-eastern Siberia, Russia the Company is subject to regulations relating to business, taxation, mining and the environment. With regard to business activities and taxation, the Company has a registered branch in Russia and will comply with commercial and taxation requirements through Russian legal and accounting services. Generally there is no restriction on the level of foreign investment. Foreign investors can acquire a 100% interest in a project, although some tenders may require that the foreign investor participate through a wholly-owned Russian subsidiary.

(G)  COMPETITION

     Many companies are engaged in the exploration and development of mineral properties. The company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, lead, zinc and industrial minerals. Many of these companies have substantially greater technical and financial resources than Patagonia and thus the company may be at a disadvantage with respect to some of its competitors.

     The marketing of minerals is affected by numerous factors, many of which are beyond the control of the company. Such factors include the price of the mineral in the marketplace, imports of
minerals  from  other  nations,   the  availability  of  adequate  refining  and
processing facilities, the price of fuel, electricity, labor, supplies and reagents and the market price of competitive minerals. In addition, sale prices for many commodities are determined by world market forces or are subject to rapid and significant fluctuations that may not necessarily be related to supply or demand or competitive conditions that in the past have affected such prices. Significant price movements in mineral prices over short periods of time may be affected by numerous factors beyond the control of the Company, including international economic and political trends, expectations of inflation, currency exchange fluctuations (specifically, the U.S. dollar relative to other currencies), interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The effect of these factors on the price of minerals and, therefore, the economic viability of any of the Company's projects cannot accurately be predicted. As the Company is in the development stage, the above factors have had no material impact on operations or income.

(H)  ENVIRONMENTAL REGULATIONS

     All phases of the  Company's  operations  in the  Okinski  district  of the
Republic of Buriatia in south-eastern Siberia, Russia are subject to environmental regulations (see E - Regulation of Mining Activity). Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Although the Company believes it is in compliance with all applicable environmental legislation, there is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company's operations.

(I)  MINING RISKS AND INSURANCE

     Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Company has a direct or indirect interest will be subject to all type of hazards and risks or unexpected formations, cave-ins, pollution, all of which could result in work stoppages, damages to property, and possible environmental damages. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities therefore could have a materially adverse effect upon the Company's financial condition.

     While the Company has reviewed and is satisfied with the title for any claim in which it has a material interest there is no guarantee the title to such concession will not be challenged or impugned.


ITEM 2. DESCRIPTION OF PROPERTY

          All of the Company's properties are in the preliminary exploration stage and do not contain any known body of ore.

          The Company owns the following mineral concessions located in the Okinski district of the Republic of Buriatia in south-eastern Siberia,
     Russia:

     (a)  Zun Ospinskoye Property

          The licence for the exploration and development of this property was issued under the number UDE00179 type BP to Kitoi.

     (b)  Tainskoye Property

          The licence for the exploration and development of this property was issued under the number UDE140 type BP to Arkhei.

          Pursuant to an agreement dated December 9, 1997, the Company acquired these mineral concessions by issuing 7,000,000 common shares to the vendors. As the vendors became the controlling shareholders of the Company after the above-mentioned transactions, the concessions

          The two Buriat Project properties, Zunospinskoye and Tainskoy, are located in the Okinski district of the Buriat Republic in south-eastern Siberia, Russia. They are about 200 Kilometers west of Irkutsk and 120 kilometers east of Orlik (administrative center for the district). Access is by gravel and dirt roads and/or helicopter.

          The properties occur in rugged mountain terrain. The Zunospinskoye property covers 440 hectares whereas the Tainskoye property comprises 1400 hectares. Elevations range from 1800 to 3200 meters with the mineralized showings at elevations from 2100 to 2600 meters.

          The Buriat properties occur in a complicated geological structural province called the East Sayan province. The regions contain sedimentary and igneous rocks of Archean, Proterozoic, Cambrian, Devonian, Jurassic and Tertiary age. Major formations present are the Proterozoic Ilchirsky ophiolite belt, Lower Paleozoic Kholbinsky Intrusive complex (granites, diorites), Archean plagiogniesses of the Garganskaya block, and Proterozoic, schists and carbonates. Tertiary basalts and dikes overlay units at Zunospinskoye and intrude all units in both areas.

          This main gold-bearing province is related to the Upper Proterozoic (Bailalian) metallogenic cycle.

     Zunospinskoye Field

          The Zunospinskoye deposit consists of precious metal mineralization in three main shear or tectonically disrupted zones: Main, North and South. These steep east dipping zones occur in all lithologic units. They are of variable thickness with the Main Zone having widths of up to 100 meters. Surface traces of all three were observed and have strike lengths of at least 1 to 2 kilometers.

          Strong tectonic fabrics mark the zones and overprint all lithologic units within a particular sheared zone. A sheared zone varies from a strongly foliated section to a melange containing boudinage structures in an intensely sheared host. Boudins comprise granite and granodiorite bodies and quartz veins. The host units consist of mafic to ultramafic intrusive rocks, limestone units and carbonaceous schists.

          Alteration is a common feature. Main types are carbonate (mainly ankerite), talc, fuchsite and a quartz, muscovite +/- albitic plagioclase assemblage (collectively called beresenite). Beresenite sections occur in the granitoid and limestone units. Carbonate and talc alteration predominate in the mafic to ultramafic assemblages.

          Gold and silver mineralization is found in quartz veins and boudins and granitoid boudins. More specifically, in the granitoid boudins gold mineralization is associated with beresenite alteration. Sampled widths for mineralization in both veins and boudins range from 0.1 to 7 meters, with an average of about 4 meters. Precious metal mineralization also occurs 10 to 50 cm into the strongly sheared envelopes to the veins and boudins. Generally, sulphide content is low, ranging from 3 to 5 percent. Principal sulphides include pyrite, pyrrhotite, sphalerite, chalcopyrite and galena.

          The mineralization at Zunospinskoye has been evaluated to date by numerous trenches (concentrated on the Main Zone), 8 drill holes (C1 to C8) and 2 adits (ST1 at 2575 meters elevation and ST2 at 2525 meters elevation). Core from drill holes C6, C7 and C8 were left at the old work camp and is in reasonable condition. However, all mineralized intervals were removed from site. The adits were inaccessible.

     Tainskoye Field

          The Tainskoye deposit consists of precious metal mineralization in a single shear or tectonically disrupted zone. This zone is steep east dipping and occurs in granitic rocks close to (but not in) ultramafic lithologies. The zone is relatively narrow (1 to 20 meters, usually less than 10 meters). Surface traces were observed and have exposed strike lengths of at least 0.5 kilometers.

          The Tainskoye shear zone contains narrow (generally from 5 cm to 1 metre), anastomosing, strongly foliated shears within a distinctly less foliated zone. Mineralized quartz veins occur within these strongly foliated areas.

          Alteration is pervasive and comprises quartz, muscovite and albitic plagioclase (collectively called beresenite). Narrow (up to 5 meters) intensely beresenite altered zones are found within and sub-parallel to the sheared zone.

          Gold and silver mineralization occurs in the quartz veins and intensely beresenite altered zones. Sampled widths for mineralization in the veins range from 0.1 to 5 meters, with an average of about 1 meter. Generally, sulphide content is low, ranging from 3 to 5 percent. Principal sulphides include pyrite, pyrrhotite, sphalerite, chalcopyrite and galena.

          The mineralization at Tainskoye has been evaluated by numerous trenches.


ITEM 3. LEGAL PROCEEDINGS

     The company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Common Stock of the Company has been quoted on the OTC Market Pink Sheets since November 18, 1999. Between March 7, 1998 and November 17, 1999 the Common Stock of the Company was quoted on the NASD OTC Bulletin Board. The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the OTC Market Pink Sheets for the last two years. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

              First Quarter    Second Quarter    Third Quarter    Fourth Quarter
              -------------    --------------    -------------    --------------

1999 - High       $3.1875          $2.8750         $2.8750          $2.6250
--------------------------------------------------------------------------------
1999 - Low        $2.5625          $1.6560         $2.0000          $1.6870
--------------------------------------------------------------------------------
1998 - High       $2.5000          $2.6875         $2.8125          $3.5000
--------------------------------------------------------------------------------
1998 - Low        $1.4687          $2.2500         $2.0000          $2.1250
--------------------------------------------------------------------------------

     (b) As of September 18, 2000, there were 24 holders of record of the Common Stock.

     (c) There were no Common Stock cash dividends paid in 1999, 1998 or 1997. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.

     RECENT SALES OF UNREGISTERED SECURITIES

          During 1999 and 1998 the Registrant has sold securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act").

          (1) On January 12, 1998, the Company issued 2,000,000 shares at a price of $0.35 per share for an aggregate consideration of $700,000 pursuant to Rule 504 of Regulation D.

          Except for 5,040,000 shares issued pursuant to Rule 504, such shares are "restricted securities," as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended, subject to certain restrictions regarding resale. Certificates evidencing all of the above-referenced securities have been stamped with a restrictive legend and will be subject to stop transfer orders.

          The Registrant believes that each of the above-referenced transaction was exempt from registration under the Act, pursuant to Section 4(2) of the Act and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering.


ITEM 6. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(A)  GENERAL

          The Company is a mineral exploration company based in Vancouver, Canada and Moscow, Russia and is engaged in the exploration for precious metals. The Company was incorporated under the laws of the State of Florida on May 22, 1995, under the name Snack-N-Pop Vending, Inc. On March 2, 1998 the Company changed its name to Eurasia Gold Fields, Inc. and is an exploration stage enterprise. The company was inactive between May 22, 1995 and March 2, 1998.

     SFAS 121 Impairment Reviews; Write-down of Mining Properties

          In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Dispossed Of" ("SFAS 121"), the Company reviews the carrying value of its assets whenever events or changes in the circumstances indicate that the carrying amount of its assets may not be fully recoverable. Generally, SFAS 121 provides that an asset impairment exists if the total amount of the estimated future undiscounted cash flows of the assert are less than the carrying value of the asset. If it is determined that impairment exists, the amount of the impairment loss that should be recorded, if any, is the amount by which the carrying value of the asset exceeds its fair value. As of December 31, 1999 the Company reviewed the carrying value of its Long-Lived Assets and determined a reduction in the carrying value was not necessary.

          None of the Company's properties contain any known Mineral Reserves.

          The Company's common stock is traded on the OTC Market Pink Sheets.

(B)  FINANCING

          In  Fiscal  1999,  the  Company  raised  $0 (1998 -  $700,000,  1997 -
     $300,000)  through the issuance of 0 (1998 -  2,000,000,  1997 - 3,000,000)
     common shares at $0 (1998 - $0.35, 1997 - $0.10) per share pursuant to Rule 504 of Regulation D.

          Pursuant to an agreement dated December 8, 1997 the Company acquired two mineral concessions in the Okinski district of the Republic of Buriatia in south-eastern Siberia, Russia by issuing 7,000,000 restricted common shares. The shares were valued at equal to the par value of the shares issued. The amount was treated as an exploration expense in 1997.

(C)  Results of Operations

     (a) Twelve-Month Period Ended December 31, 1999 versus Twelve-Month Period Ended December 31, 1998

          Net Loss:

          For the twelve-month period ended December 31, 1999 the Company recorded a loss of $213,144 or $0.02 per share, compared to a loss of $307,466 or $0.03 per share in 1998. The Company was inactive between May 22, 1995 and March 2, 1998.

          Revenues:

          The Company had no operating revenues for the twelve-month period ended December 31, 1999 (1998 - $0).

          Costs and Expenses:

          General  and  administrative  expenses - For the  twelve-month  period
          ended   December   31,   1999  the   Company   recorded   general  and
          administrative expenses of $72,202 compared to $81,280 in 1998.

          Professional fees - accounting and legal - For the twelve-month period ended December 31, 1999 the Company recorded accounting fees of $31,823 (1998 - $22,000) and legal fees of $13,000 (1998 - $19,764).
          $9,073 (1998 - $12,000) of the accounting fees relate to the filing of the Registration Statement on Form 10-SB. $13,000 (1998 - $14,000) of the legal expenses relate to a due diligence examination of the Russian properties and the setup of the Russian subsidiary.

          Exploration expenditures - For the twelve-month period ended December 31, 1999 the Company recorded exploration expenses of $79,045 (1998 - $184,867).

     (b) Twelve-Month Period Ended December 31, 1998 versus Twelve-Month Period Ended December 31, 1997

          Between May 22, 1995 and March 2, 1998 the Company had limited financial activity other than as related to organizational expenses of $5,000.

          Net Loss:

          For the twelve-month period ended December 31, 1998 the Company recorded a loss of $307,466 or $0.03 per share, compared to a loss of $6,362 or $0.00 per share in 1997. The Company was inactive between May 22, 1995 and March 2, 1998. Revenues:

          The Company had no operating revenues for the twelve-month period ended December 31, 1998 (1997 - $0).

          Costs and Expenses:

          General  and  administrative  expenses - For the  twelve-month  period
          ended   December   31,   1998  the   Company   recorded   general  and
          administrative expenses of $81,280 compared to $0 in 1997.

          Professional fees - accounting and legal - For the twelve-month period ended December 31, 1998 the Company recorded accounting fees of $22,000 (1997 - $0) and legal fees of $19,764 (1997 - $0). $12,000 of the accounting fees relate to the filing of the Registration Statement on Form 10-SB in September 1999. $14,000 of the legal expenses relate to a due diligence examination of the Russian properties and the setup of the Russian subsidiary.

          Exploration expenditures - For the twelve-month period ended December 31, 1998 the Company recorded exploration expenses of $184,867 (1997 - $7,000).

(D)  Financial Condition and liquidity

          At December 31, 1999 the Company had cash of $215,222 (1998 - $519,229) and working capital of $533,355 (1999 - $666,145) respectively.
     Total liabilities as of December 31, 1999 were $8,500 (1998 - $12,292).

          Net cash used in operating activities in the twelve-month period ended December 31, 1999 was $289,007 compared to $285,174 in the twelve-month period ended December 31, 1998. Net cash used in investing activities in the twelve-month period ended December 31, 1999 was $15,000 compared to net cash used in investing activities of $186,235 in the prior year's comparable period. Net cash received from financing activities in the twelve-month period ended December 31, 1999 was $0 compared to net cash received from financing activities of $700,000 in the prior year's comparable period.

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

(E)  YEAR 2000 ISSUES.

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

          The Company has modified and tested all the critical applications of its information technology ("IT"), the result of which is that all such critical applications are now Year 2000 compliant. The Company believes that virtually all of the non-critical applications of its IT are Year 2000 compliant. The Company is using independent consultants to oversee the Year 2000 project as well, as to perform certain remediation efforts. In addition, progress on the Year 2000 project is also monitored by senior management, and reported to the Board of Directors. The total amount of the payments made to date and to be made hereafter to such independent consultant are not expected to be material. New equipment and software was installed during the third and fourth quarters of 1999. Based on the Company's analysis to date, the Company believes that its material non-IT systems are either Year 2000 compliant, or do not need to be made Year 2000 compliant in order to continue to function in substantially the same manner in the Year 2000. The Company's Year 2000 compliance work has not caused, nor does the Company expect that it will cause, a deferral on the part of the Company of any material IT or non-IT projects.

          However, there can be no assurance that any of the Company's vendors or others, with whom it transacts business, will be Year 2000 compliant prior to such date. The company is unable to predict the ultimate effect that the Year 2000 problem may have upon the Company, in that there is no way to predict the impact that the problem will have nation-wide or world-wide and how the Company will in turn be affected, and, in addition, the company cannot predict the number and nature of its vendors and customers who will fail to become Year 2000 compliant prior to January 1, 2000. Significant Year 2000 difficulties on the part of vendors or customers could have a material adverse impact upon the Company. The Company intends to monitor the progress of its vendors and customers in becoming Year 2000 compliant. The Company has formulated a contingency plan to deal with the potential non-compliance of vendors and customers.

          As of September 18, 2000 the Company has not experienced any year 2000 problems nor has any of the Company's vendors or others with whom it transacts business.

(F)  NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition (i) the changes in the fair value of the hedged asset or the liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

         Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2001 to affect its financial statements.


ITEM 7. INANCIAL STATEMENTS

          See ITEM 13 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this ITEM 7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          None


                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

          The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 1999 and September 18, 2000. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

Name                       Position
----                       --------
Agustin Gomez de Segura    Age 51,  President and Director since April 17, 1998.
                           1994 to 1998 Vice President of the Russian investment bank Alina-Moscow.

Jorge L. Lacasa            Age  62,  Director  since  April  17,  1998.  1984 to
                           current,  President  of Alanco  Development  Inc.,  a
                           project  finance  company.   Between  1993  and  1997
                           advisor to United States gas company Enron in the Commonwealth of Independent States ("CIS").

David E. Jenkins           Age 46,  Director  since  April  17,  1998.  Founder,
                           President and Director of Aurora Gold Corporation since October 1995. President of Patagonia Gold
                           Corporation and Director of Eurasia Gold Fields, Inc.
                           President of DataLogic Marketing Corporation, 1989 to current. Investment advisor for PaineWebber, Inc. and Blythe Eastman Dillon Inc., 1983 to 1989

There are no family relationships between any of the executive officers.

     COMPLIANCE WITH SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, OF THE EXCHANGE ACT OF 1934

          Section 16(a) of the Securities and Exchange Act 10 1934 requires the Company's officers and director, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes to ownership with the Securities and Exchange commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by the SEC to furnish the Company with copies of all Section 16 (a) forms they file.

          Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1999 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

(A)  General

     The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

                                        Annual Compensation                    Long-Term Compensation
                                        -------------------------------------- -----------------------------------------------------
                                                                               Awards                      Payments
                                                                               --------------------------- -------------------------
                                                                                             Securities
                                                                  Other                      Under-                     All
                                                                  Annual       Restricted    Lying                      other
Name And                                                          Compen-      Stock         Options/      LTIP         Compen-
Principal Position          Year        Salary      Bonuses       Sation       Award(s)      SARs          Payouts      sation
                                        ($)         ($)           ($)          ($)           (=)           ($)          ($)
(a)                         (b)         (c)         (d)           (e)          (f)           (g)           (h)          (i)
------------------------------------------------------------------------------------------------------------------------------------
Agustin Gomez de Segura     1999        -0-         -0-           -0-          None          None          None         -0-
------------------------------------------------------------------------------------------------------------------------------------
President and               1998        -0-         -0-           -0-          None          None          None         -0-
------------------------------------------------------------------------------------------------------------------------------------
Director                    1997        -0-         -0-           -0-          None          None          None         -0-
------------------------------------------------------------------------------------------------------------------------------------
Jorge L. Lacasa             1999        -0-         -0-           -0-          None          None          None         -0-
------------------------------------------------------------------------------------------------------------------------------------
Director                    1998        -0-         -0-           -0-          None          None          None         -0-
------------------------------------------------------------------------------------------------------------------------------------
                            1997        -0-         -0-           -0-          None          None          None         -0-
====================================================================================================================================

     None of the Company's officers or directors was party to an employment agreement with the Company. Directors and/or officers receive expense reimbursement for expenses reasonably incurred on behalf of the Company. During the fiscal year ending December 31, 1999 the entire board of directors acted as the Company's compensation committee.

(B)  Options/SAR Grants Table

     No options have been awarded to Agustin Gomez de Segura or Jorge L. Lacasa.

(C)  Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     No options have been awarded to Agustin Gomez de Segura or Jorge L. Lacasa.

(D)  Long-Term Incentive Plans ("LTIP") Awards Table

     The Company does not have a Long-term Incentive Plan.

(E)  Compensation of Directors

          The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 1999 non-officers directors received a total of $12,000 in consulting fees.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 18, 2000 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at September 18, 2000, there were 12,100,000 shares of Common Stock issued and outstanding.

                Name of                         Shares of Common     Approximate
              Beneficial                       Stock Beneficially    Percentage
                 Owner                                Owned             Owned
                 -----                                -----             -----
     Golden Country Consortium Ltd.(1)              1,000,000           8.3%
     Pasea Estate
     Road Town, Tortola, B.V.I

     Publix Overseas Ltd.(1)                        1,000,000           8.3%
     Pasea Estate
     Road Town, Tortola, B.V.I

     Bars Ltd.(1)                                     920,000           7.6%
     Rubliovskoye Shosse 16/4
     Moscow, Russia

     Redbridge Minerals (Overseas) Ltd.(1)            900,000           7.4%
     5 Costis Palomas Street
     Nicosia, Cyprus

     Alanco Development Inc.(1)                       855,000           7.1%
     Bank of America Bldg
     Panama City, Panama

     Seal Overseas Ltd.(1)                            850,000           7.0%
     140-142 Austin Road
     Kowloon, Hong Kong

     Barrington Ltd.(1)                               800,000           6.6%
     12 Remy Oliver Street
     Fort Louis, Mauritius

     Kastalia Ltd.(1)                                 750,000           6.2%
     12 Remy Oliver Street,
     Fort Louis, Mauritius

     Boavista Securities Ltd.(1)                     650,000            5.4%
     12 Harcourt Road Central
     Hong Kong

     Finiss Investments Ltd.(1)                      630,000            5.2%
     8 Acroplis Avenue
     Nicosia, Cyprus

     Officers and Directors
     ----------------------
     Jorge L. Lacasa                                   7,500              *
     Valle de Laciana 31
     D-28034 Madrid, Spain

     Agustin Gomez de Segura                           7,500              *
     Raimundo F. Villaverde 26,
     E-28003 Madrid, Spain

     David E. Jenkins                                    Nil              *
     1505-1060 Alberni Street
     Vancouver, B.C. Canada V6E 4K2

     Officers and Directors (3 persons)               15,000              *

     (1) To the best of the Company's knowledge, none of the above companies are affiliated to the officers and directors of the Company except as follows: Jorge L Lacasa is affiliated with Alanco Development Inc. and Agustin Gomez de Segura is affiliated with Publix Overseas Ltd.

     *    Less than 1%.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The proposed business of the Company raises potential conflicts of interests between the Company and certain of its officers and directors.

          One of the current directors of the Company is a director of other mineral resource companies, David Jenkins is a Director and President of Aurora Gold Corporation and a Director and President of Patagonia Gold Corporation, and to the extent that such other companies may participate in ventures in which the Company may participate, the directors of the Company may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of the directors of the Company, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or Management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment. In determining whether the Company will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the potential benefits to the Company, the degree of risk to which the Company may be exposed and its financial position at that time. Other than as indicated, the Company has no other procedures or mechanisms to deal with conflicts of interest. The Company is not aware of the existence of any conflict of interest as described herein.

          Directors and/or officers will receive expense reimbursement for expenses reasonably incurred on behalf of the Company.

          Included in accounts payable at December 31, 1999 is $0 (1998 - $0) due to directors and corporations controlled by directors in respect of salaries, consulting fees and reimbursement for operating expenses.

          The Company does not pay a fee to its outside, non-officer directors. The Company believes that consulting fees and reimbursement for operating expenses paid to corporations owned by directors are comparable to amounts that would have been paid to at arms length third party providers of such services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(1) FINANCIAL STATEMENTS - Reference is made to the Financial Statements appearing on pages F-1, through F-14

(2)  EXHIBITS AND REPORTS ON FORM 8-K

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

1.5  Articles of Amendment to Snak-N-Pop Vending, Inc.                         *

1.6  Certificate of Filing of Articles of Amendment                            *

3.1  Asset Purchase Agreement Dated December 8th, 1997                         *

21.1 Subsidiaries of the Company

27.1 Financial Data Schedule

     ----------
     * Previously Filed


(b)  Reports on Form 8-K

     None

     ----------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:    September 19, 2000                   BY:    /s/ Jorge L. Lacasa
                                                     ---------------------------
                                                     Jorge L. Lacasa
                                                     Director and President

Date:    September 19, 2000                   BY:    /s/ Agustin Gomez de Segura
                                                     ---------------------------
                                                     Agustin Gomez de Segura
                                                     Director





EXHIBIT (1)   THE FOLLOWING FINANCIAL STATEMENTS REQUIRED TO BE INCLUDED IN ITEM
              8 ARE LISTED  BELOW

                          INDEX TO FINANCIAL STATEMENTS

                       Financial Statements                          Page
                       --------------------                          ----

Report of Independent Accountants                                    F-2
Consolidated Balance Sheets                                          F-3
Consolidated Statements of Stockholders' Equity                      F-4
Consolidated Statement of Operations                                 F-6
Consolidated Statement of Cash Flows                                 F-7
Notes to Consolidated Financial Statements                           F-8 to F-12

Financial Statement Schedules *

*Financial Statement Schedules have been omitted as not applicable

          EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
          (An exploration stage enterprise)

          Consolidated Financial Statements

          December 31, 1999 and 1998

          (Expressed in US Dollars)






          Index
          -----

          Report of Independent Accountants

          Consolidated Balance Sheets

          Consolidated Statements of Stockholders' Equity

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements




                                       F1

MOORE STEPHENS ELLIS FOSTER LTD.
           CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.bc.ca

--------------------------------------------------------------------------------


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES ("the Company")
(An exploration stage enterprise)


We have audited the consolidated balance sheets of Eurasia Gold Fields, Inc. & Subsidiaries (an exploration stage enterprise) as at December 31, 1999 and 1998, the consolidated statement of stockholders' equity for the period from May 22, 1995 (inception) to December 31, 1999, the consolidated statements of operations and cash flows for the period from May 22, 1995 (inception) to December 31, 1999 and for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and cash flows for the period from May 22, 1995 (inception) to December 31, 1999 and for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles in the United States.







Vancouver, Canada                             "MOORE STEPHENS ELLIS FOSTER LTD."
January 31, 2000                                    Chartered Accountants


                                       F2

--------------------------------------------------------------------------------
MS An independently owned and operated member of Moore Stephens North America, Inc. Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 1999 and 1998
(Expressed in US Dollars)


------------------------------------------------------------------------------------

                                                                   1999         1998
------------------------------------------------------------------------------------
ASSETS
Current
  Cash                                                        $ 215,222    $ 519,229
  Notes receivables - related party (Note 3)                     72,071           --
  Available-for-sale securities (Note 4)                        254,562      159,208
------------------------------------------------------------------------------------
                                                                541,855      678,437
Mineral property rights (Note 5)                                     --           --
------------------------------------------------------------------------------------
Total assets                                                  $ 541,855    $ 678,437
====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
  Accounts payable and accrued liabilities                    $   8,500    $  12,292
------------------------------------------------------------------------------------
Stockholders' Equity
Share capital
  Authorized:
    50,000,000 common shares, with par value of $0.001 each
  Issued:
    12,100,000 common shares                                     12,100       12,100
Additional paid-in capital                                      999,900      999,900
Accumulated deficit during exploration stage                   (531,972)    (318,828)
Accumulated other comprehensive income (loss)
 - unrealized (loss) gains on securities available for sale      53,327      (27,027)
------------------------------------------------------------------------------------
Stockholders' equity                                            533,355      666,145
------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $ 541,855    $ 678,437
====================================================================================

The accompanying notes are an integral part of these financial statements.


Approved by the Directors:
                          ----------------------       -------------------------
                          Director                     Director



                                       F3

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
From May 22, 1995 (inception) to December 31, 1999                   Page 1 of 2
(Expressed in US Dollars)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                                   Compre-                         Other       Total
                                             Common stock        Additional        hensive                       Compre-      Stock-
                                     ------------------------       paid-in         Income   Accumulated         hensive    holders'
                                         Shares        Amount       capital         (Loss)       Deficit   Income (Loss)     equity
-----------------------------------------------------------------------------------------------------------------------------------
Issued for cash, June 1, 1995               100    $      100    $    4,900    $       --    $       --    $       --    $    5,000
Net loss for the year                        --            --            --            --        (5,000)           --        (5,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1995 and 1996                100           100         4,900            --        (5,000)           --            --
Stock split, 1,000:1 on
  August 14, 1997                        99,900            --            --            --            --            --            --
Issuance of stock for mineral
  property rights, December 8, 1997   7,000,000         7,000            --            --            --            --         7,000
Issuance of stock for cash,
  December 22, 1997                   3,000,000         3,000       297,000            --            --            --       300,000
Net loss for the year                        --            --            --            --        (6,362)           --        (6,362)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997           10,100,000        10,100       301,900            --       (11,362)           --       300,638
Issuance of stock for cash,
  January 12, 1998                    2,000,000         2,000       698,000            --            --            --       700,000
Comprehensive income
 - Net (loss) for the year                                                       (307,466)     (307,466)                   (307,466)
Other comprehensive income
 - Change in unrealized gains (loss)         --            --            --       (27,027)           --       (27,027)      (27,027)
-----------------------------------------------------------------------------------------------------------------------------------

(continued)
                                       F4

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
From May 22, 1995 (inception) to December 31, 1999                   Page 2 of 2
(Expressed in US Dollars)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                                   Compre-                         Other       Total
                                             Common stock        Additional        hensive                       Compre-      Stock-
                                     ------------------------       paid-in         Income   Accumulated         hensive    holders'
(continued)                              Shares        Amount       capital         (Loss)       Deficit   Income (Loss)     equity
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                             (334,493)
                                                                                =========
Balance, December 31, 1998           12,100,000        12,100       999,900                    (318,828)      (27,027)      666,145
Comprehensive income
 - Net (loss) for the year                   --            --            --      (213,144)     (213,144)           --      (213,144)
Other comprehensive income
 - Change in unrealized gains (loss)         --            --            --        80,354            --        80,354        80,354
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                               (132,790)
                                                                                =========
Balance, December 31, 1999           12,100,000    $   12,100    $  999,900                  $ (531,972)   $   53,327    $  533,355
===========================================================================                  ======================================

The accompanying notes are an integral part of these financial statements.






                                       F5

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statement of Operations
(Expressed in US Dollars)

-----------------------------------------------------------------------------------------------------
                                                       May 22               Year                 Year
                                             1995 (inception)              Ended                Ended
                                               to December 31        December 31          December 31
                                                         1999               1999                 1998
-----------------------------------------------------------------------------------------------------
General and administrative expenses
  Administrative and general                   $      153,482      $       72,202      $       81,280
  Professional fees - accounting and legal             86,587              44,823              41,764
  Salaries and consulting fees                         75,493              44,047              26,446
-----------------------------------------------------------------------------------------------------

                                                      315,562             161,072             149,490

Exploration expenses                                  270,912              79,045             184,867
-----------------------------------------------------------------------------------------------------

                                                      586,474             240,117             334,357
-----------------------------------------------------------------------------------------------------

Less:  Income (loss)
  Interest income                                      59,569              26,779              32,022
  Interest expense                                     (5,888)               (627)             (5,131)
  Foreign exchange gain                                   821                 821                  --
-----------------------------------------------------------------------------------------------------

                                                       54,502              26,973              26,891
-----------------------------------------------------------------------------------------------------


Net (loss) for the period                      $     (531,972)     $     (213,144)     $     (307,466)
=====================================================================================================

(Loss) per share                                                   $        (0.02)     $        (0.03)
=====================================================================================================

Weighted average shares outstanding                                    12,100,000          12,039,560
=====================================================================================================

The accompanying notes are an integral part of these financial statements.








                                       F6

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statement of Cash Flows
(Expressed in US Dollars)

--------------------------------------------------------------------------------------------------------

                                                          May 22                Year                Year
                                                1995 (inception)               Ended               Ended
                                                  to December 31         December 31         December 31
                                                            1999                1999                1998
--------------------------------------------------------------------------------------------------------
Cash flows from (used in)
  operating activities
  Net (loss) for the period                       $     (531,972)     $     (213,144)     $     (307,466)
  Adjustment to reconcile net loss to
    net cash used in operating activities:
    - issuance of common stock for
       mineral properties                                  7,000                  --                  --
  Changes in assets and liabilities:
    - decrease (increase) in notes receivable
        from related party                               (72,071)            (72,071)             10,000
    - increase (decrease) in accounts payable             13,500              (3,792)             12,292
--------------------------------------------------------------------------------------------------------

                                                        (583,543)           (289,007)           (285,174)
--------------------------------------------------------------------------------------------------------

Cash flows from (used in)
  investing activities
  Purchase of available-for-sale securities             (201,235)            (15,000)           (186,235)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stocks              1,000,000                  --             700,000
--------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period               215,222                  --            (304,007)

Cash and cash equivalents,
  beginning of period                                         --             519,229             290,638
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents,
  end of period                                   $      215,222      $      215,222      $      519,229
========================================================================================================

The accompanying notes are an integral part of these financial statements.



                                       F7

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
--------------------------------------------------------------------------------

1.   Nature of Business and Going Concern

     The Company was incorporated under the laws of the State of Florida on May 22, 1995 as Snack-N-Pop Vending, Inc., and changed its name to Eurasia Gold Fields, Inc. on March 2, 1998. The Company is in the business of exploration and development of mineral properties.

     On December 9, 1997, the Company acquired mineral property rights in Russia in exchange for the issuance of 7,000,000 common shares.

     The continued operations of the Company is dependent upon the discovery of economically recoverable reserves, or proceeds from the dispositions thereof, the ability of the Company to obtain financing, to complete development of the properties and on future profitable operations.

2.   Significant Accounting Policies

     (a)  Basis of Consolidation

          These consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States, include the accounts of the Company and its wholly-owned Russian subsidiaries, Kitoi, Arkhei and RDDM, all of which are limited liability companies. Significant inter-company accounts and transactions have been eliminated.

     (b)  Cash and Cash Equivalents

          Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. There were no cash equivalents as of December 31, 1999.

     (c)  Mineral Properties and Exploration Expenses

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at December 31, 1999 and 1998, the Company did not have proven reserves.





                                       F8

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
--------------------------------------------------------------------------------

2.   Significant Accounting Policies (continued)

     (d)  Available-for-sale Securities

          Available-for-sale securities are carried at fair market value with unrealized holding gains and losses included in stockholders' equity. Realized gains and losses are determined on an average cost basis when securities are sold.

     (e)  Concentration of Credit Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of December 31, 1999 the Company had $ 155,058 in a bank beyond insured limits.

     (f)  Foreign Currency Transactions

          The Parent Company, Kitoi, Arkhei and RDDM maintain their accounting records in U.S. dollars. They translate foreign currency transactions into their functional currency in the following manner.

          At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

     (g)  Advertising Expenses

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the years ended December 31, 1999 and 1998 were $16,464 and $Nil, respectively.

     (h)  Impairment

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




                                       F9

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
--------------------------------------------------------------------------------

2.   Significant Accounting Policies (continued)

     (i)  Accounting Estimates

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

     (j)  Fair Value of Financial Instruments

          The respective  carrying value of certain  on-balance-sheet  financial instruments approximated their fair values. These financial instruments include cash, non-trade account receivables, investments and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

     (k)  Income Taxes

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

     (l)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share".



                                      F10

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
--------------------------------------------------------------------------------

2.   Significant Accounting Policies (continued)

     (m)  Comprehensive Income

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

     (n)  New Accounting Pronouncements

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





                                      F11

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
--------------------------------------------------------------------------------

3.   Notes Receivable

     Notes receivable are unsecured, non-interest bearing and are due on demand.

     The notes are due from companies related by a common director.

4.   Available-for-sale Securities

     --------------------------------------------------------------------------
                                                Gross          Gross
                                           unrealized     unrealized     Market
                                     Cost       gains         losses      value
     --------------------------------------------------------------------------

     December 31, 1999
       Equity securities         $201,235    $ 53,327    $       --    $254,562
     ==========================================================================

     December 31, 1998
       Equity securities         $186,235    $     --    $  (27,027)   $159,208
     ==========================================================================

5.   Mineral Properties and Exploration Licences

     The Company owns the following mineral concessions located in the Okinski district of the Republic of Buriatia in southeastern Siberia, Russia:

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



                                      F12

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
--------------------------------------------------------------------------------

6.   Income Taxes

     (a) The Company has estimated net losses for tax purposes to December 31, 1999, totalling approximately $525,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 1999 and 1998. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

          The right to claim these losses is expected to expire as follows:

                     2017                              5,000
                     2018                            307,000
                     2019                            213,000
                     ---------------------------------------
                                                    $525,000
                     =======================================

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                  1999               1998
          ---------------------------------------------------------------

          Tax loss carryforwards              $ 72,000          $ 104,000
          Valuation allowance                  (72,000)          (104,000)
          ---------------------------------------------------------------

                                              $     --          $      --
          ===============================================================

          No tax effect has been recorded on the accumulated other comprehensive income unrealized gains on securities available-for-sale due to the existence of U.S. tax loss carryforwards.

7.   Comparative Figures

     Certain 1998 comparative figures have been reclassified to conform with the financial statement presentation adopted for 1999.




                                      F13

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
--------------------------------------------------------------------------------

8.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements for the year ended December 31, 1999, include consulting fees of $25,000 (1998 - $Nil), $12,000 (1998 - $ Nil) of which were paid to a director and $12,000 (1998 - $ Nil) of which were paid to a shareholder of the Company and were charged to operations in 1999.



                                      F14