Form 10QSB
period 2000-03-31
EURASIA GOLD FIELDS INC
filed 2000-09-22
CIK 1058262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from ___________________ to ___________________

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

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,100,000 shares of Common Stock were outstanding as of March 31, 2000.

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


                            EURASIA GOLD FIELDS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.    Financial Information

Item 1.    Financial Statements
           Consolidated Balance Sheets --                                 3
           March 31, 2000 and December 31, 1999

           Consolidated Statements of Stockholder's Equity --             4
           Three Months Ended March 31, 2000

           Consolidated Statements of Operations --                       5
           Three Months Ended March 31, 2000

           Consolidated Statements of cash Flows --                       6
           Three Months Ended March 31, 2000

           Notes to Consolidated Financial Statements                     7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9

PART II.   Other Information

Item 1.    Legal Proceedings                                              11

Item 2.    Changes in Securities                                          11

Item 3.    Defaults Upon Senior Securities                                11

Item 4.    Submission of Matters to A Vote of Security Holders            11

Item 5.    Other Information                                              11

Item 6.    Exhibits and Reports on Form 8-K                               11

Signatures                                                                12

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets
March 31, 2000 and December 31, 1999
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------
                                                              March 31,    December 31,
                                                                  2000            1999
--------------------------------------------------------------------------------------
ASSETS
Current
   Cash                                                       $  27,279     $ 215,222
   Notes receivable - related party                             250,737        72,071
   Available-for-sale securities                                190,129       254,562
-------------------------------------------------------------------------------------
                                                                468,145       541,855

Mineral property rights                                            --            --
-------------------------------------------------------------------------------------
Total assets                                                  $ 468,145     $ 541,855
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current

   Accounts payable and accrued liabilities                   $ 131,400     $   8,500
-------------------------------------------------------------------------------------
Stockholders' Equity
   Share capital,
         Authorized
           50,000,000 common shares, par value $0.001
         Issued
           12,100,000 common shares                              12,100        12,100
Additional paid in capital                                      999,900       999,900
Deficit accumulated during the development stage               (664,149)     (531,972)
Accumulated other comprehensive income (loss)
    Unrealized (loss) gain on securities available for sale     (11,106)      (53,327)
-------------------------------------------------------------------------------------
Stockholders' equity                                            336,745       533,355
-------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $ 468,145     $ 541,855
=====================================================================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
From May 22, 1995 (inception) to March 31, 2000
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                 Compre-                        Other
                                                 Common Stock      Additional    hensive                       Compre-        Total
                                            ----------------------    Paid-In     Income   Accumulated         hensive Stockholder's
                                             Shares      Amount       Capital     (Loss)       Deficit    Income (Loss)       Equity
------------------------------------------------------------------------------------------------------------------------------------
Issued for cash, June 1, 1995                100    $       100   $     4,900  $      --    $        --    $      --    $     5,000
Net loss for the year                         --             --            --         --         (5,000)          --         (5,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
   December 31, 1995 and 1996                100            100         4,900         --         (5,000)          --             --
Stock split 1,000:1 on                                                                               --
 August 14, 1997                          99,900             --            --         --             --           --             --
Issuance of stock for mineral
 Property rights, December 8, 1997     7,000,000          7,000            --         --             --           --          7,000
Issuance of stock for cash,
  December 22, 1997                    3,000,000          3,000       297,000         --             --      300,000
Net loss for the year                         --             --            --         --         (6,362)          --         (6,362)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997            10,100,000         10,100       301,900         --        (11,362)          --        300,638
Issuance of stock for cash,
  January 12, 1998                     2,000,000          2,000       698,000         --             --           --        700,000
Comprehensive income
 - Net (loss) for the year                                                      (307,466)      (307,466)                   (307,466)
Other comprehensive income                                                                                        --
 - Change in unrealized gain (loss)           --             --            --    (27,027)            --      (27,027)       (27,027)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                            (334,493)
                                                                                ========
Balance, December 31, 1998            12,100,000         12,100       999,900         --       (318,828)     (27,027)       666,145
Comprehensive income
 - Net (loss) for the year                    --             --            --   (213,144)      (213,144)          --       (213,144)
Other comprehensive income
 - Change in unrealized gains (loss)          --             --            --     80,354             --       80,354         80,354
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                              (132,790)
                                                                                ========
Balance, December 31, 1999            12,100,000         12,100       999,900         --       (531,972)      53,327        533,355
Comprehensive income
 - Net (loss) for the period                  --             --            --   (132,177)      (132,177)          --       (132,177)
Other comprehensive income
 - Change in unrealized gains (loss)          --             --            --    (64,433)            --      (64,433)       (64,433)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                              (196,610)
                                                                                ========
Balance, March 31, 2000               12,100,000    $    12,100   $   999,900               $  (664,149)   $ (11,106)   $   336,745
=============================================================================               ========================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------------
                                                  May 22,1995            Quarter              Quarter
                                               (inception) to              Ended                Ended
                                                    March 31,          March 31,            March 31,
                                                         2000               2000                 1999
-----------------------------------------------------------------------------------------------------
General and administrative expenses
      Administrative and general                 $    160,515        $      7,033        $      7,239
      Professional fees - accounting and legal         86,812                 225                  --
      Salaries and consulting fees                     77,954               2,461               1,989
-----------------------------------------------------------------------------------------------------
                                                      325,281               9,719               9,228

Exploration expenses                                  394,512             123,600               2,428
-----------------------------------------------------------------------------------------------------

                                                 $    719,793        $    133,319        $     11,656
-----------------------------------------------------------------------------------------------------
Less: Income (loss)
      Interest income                                  60,921               1,352               5,629
       Interest expense                                (6,098)               (210)                (94)
      Foreign exchange gain                               821                  --                  --
-----------------------------------------------------------------------------------------------------

                                                 $     55,644        $      1,142        $      5,535
-----------------------------------------------------------------------------------------------------

Net (loss) for the period                        ($   664,149)       ($   132,177)       ($     6,121)
=====================================================================================================
(Loss) per share                                                     ($      0.01)       ($      0.01)
=====================================================================================================

Weighted average shares outstanding                                    12,100,000          12,100,000
=====================================================================================================

The  accompanying   notes  are  an  integral  part  of  these  financial
statements.

EURASIA GOLD FIELDS, INC. AND SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------------------------
                                                                  May 22               Quarter              Quarter
                                                        1995 (inception)                 Ended                Ended
                                                             to March 31,             March 31,            March 31,
                                                                    2000                  2000                 1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
      Net (loss) for the period                            $  (664,149)          $  (132,177)          $    (6,121)
      Adjustments to reconcile net loss to net cash used
      in operating activities
       - issuance of common stock for
         mineral properties                                      7,000                    --                    --
      Changes in assets and liabilities
       - decrease (increase) in notes receivable
         from related party                                   (250,737)              178,666)             (407,346)
       - increase(decrease) in accounts payable                136,400               122,900                (6,468)
-------------------------------------------------------------------------------------------------------------------
                                                              (771,486)             (187,943)             (419,935)
-------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
      Purchase of available for sale securities               (201,235)                   --                    --
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
      Proceeds from issuance of common stock                 1,000,000                    --                    --
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                      27,279              (187,943)             (419,935)

Cash and cash eqivalents, beginning of period                       --               215,222               519,229
-------------------------------------------------------------------------------------------------------------------

Cash and cash eqivalents, end of period                    $    27,279            $    27,279           $    99,294
===================================================================================================================

The  accompanying   notes  are  an  integral  part  of  these  financial
statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE A:  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

          The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The consolidated financial statements and footnotes thereto included in Eurasia Gold Fields, Inc. ("Eurasia", the "Company") Annual Report on Form 10-KSB for the year ended December 31, 1999 should be reviewed in connection with these condensed consolidated financial statements.

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

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at March 31, 2000 and December 31, 1999, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of March 31, 2000 Company had $ nil in a bank beyond insured limits

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the three-months ended March 31, 2000 and 1999 were $Nil and $Nil, respectively.

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

NOTE B: Note Receivable

          The note receivable is unsecured, bears interest at the Citibank (New York City, USA) prime rate plus two percent and due on demand. It is due from a company related by common management.

NOTE C: Available-for-sale Securities

      --------------------------------------------------------------------------
                                               Gross         Gross
                                          unrealized    unrealized        Market
                                   Cost        gains        losses         value
      --------------------------------------------------------------------------
      March 31, 2000
        Equity securities      $201,235     $ 15,973      $ 27,079      $190,129
      ==========================================================================
      December 31, 1999
        Equity securities      $201,235     $ 55,847      $  2,520      $254,562
      ==========================================================================

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


(B)  Significant developments during the three months ended March 31, 2000

          The Company is currently conducting an exploration program on its properties located in the Okinski district of the Republic of Buriatia in south eastern Siberia, Russia.

(C)  Financial Information

     Three-Month Period Ended March 31, 2000 versus Three-Month Period Ended March 31, 1999

     Net Loss:

          For the three-month period ended March 31, 2000 the Company recorded a loss of $132,177 or $0.01 per share, compared to a loss of $6,121,or $0.00 per share in 1999. The Company was inactive between May 22, 1995 and March 2, 1998.

     Revenues:

          The Company had no operating revenues for the three-month period ended March 31, 2000 (1999 - $0).

     Costs and Expenses:

          General and administrative expenses - For the three-month period ended March 31, 2000 the Company recorded general and administrative expenses of $7,033, compared to $7,239 in 1999.

          Professional fees - accounting and legal - For the three month period ended March 31, 2000 the Company recorded accounting fees of $0 (1999 - $0) and legal fees of $225 (1999 - $0).

          Exploration expenditures - For the three-month period ended March 31, 2000 the Company recorded exploration expenses of $123,600 (1999 - $2,428).

(D)  Financial Condition and liquidity

          At March 31,  2000,  the Company had cash of $27,279  (1999 - $99,294)
     and working capital of $336,745 (1999 - $667,695) respectively. Total liabilities as of March 31, 2000 were $131,400 (1999 - $5,824).

          Net cash used in operating activities in the three-month period ended March 31, 2000 was $187,943 compared to $419,935 in the three-month period ended March 31, 1999. Net cash used in investing activities in the three-month period ended March 31, 2000 was $0 compared to net cash used in investing activities of $0 in the prior year's comparable period. Net cash received from financing activities in the three-month period ended March 31, 2000 was $0 compared to net cash received from financing activities of $0 in the prior year's comparable period.

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

(E)  Year 2000 issues

     The "Year 2000 problem" passed without incident at any of the Company's properties.

          The Year 2000 (YK2) issue is the result of computerized systems using two digits rather than four digits to identify an applicable year. Date-sensitive systems may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculation causing disruption to business operations. In 1999, the Company completed a review of its computer-based information systems and, where needed, Y2K compliant upgrades for the Company's core financial systems were installed and tested. To date, no Y2K problems have been encountered by the Company or the Company's vendors or others with whom it transacts business and none are expected. The Company's management and operations staff will again monitor critical operations during the December 31, 2000 - January 1, 2001 Y2K rollover dates.


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


Date: September 20, 2000                        BY:  /s/ Jorge L. Lacasa
                                                     ---------------------------
                                                     Jorge L. Lacasa
                                                     Director and President

Date: September 20, 2000                        BY:  /s/ Agustin Gomez de Segura
                                                     ---------------------------
                                                     Agustin Gomez de Segura
                                                     Director