Form 10QSB
period 2000-06-30
EURASIA GOLD FIELDS INC
filed 2000-09-22
CIK 1058262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from _____________ to ______________

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

YES [_]  NO [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,100,000 shares of Common Stock were outstanding as of June 30, 2000.

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



                            EURASIA GOLD FIELDS, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.  Financial Information

Item 1.  Financial Statements
         Consolidated Balance Sheets --                                        3
         June 30, 2000 and December 31, 1999

         Consolidated Statements of Stockholder's Equity --                    4
         Six Months Ended June 30, 2000

         Consolidated Statements of Operations --                              5
         Six Months Ended June 30, 2000

         Consolidated Statements of cash Flows --                              6
         Six Months Ended June 30, 2000

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         9

PART II. Other Information

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities                                                11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to A Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                     11

Signatures                                                                    12

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets
June 30, 2000 and December 31, 1999
(Expressed in U.S. Dollars)

------------------------------------------------------------------------------------
                                                              June 30,  December 31,
                                                                  2000          1999
------------------------------------------------------------------------------------
ASSETS
Current
   Cash                                                       $   1,418    $ 215,222
   Notes receivable - related party                             265,214       72,071
   Available-for-sale securities                                212,416      254,562
------------------------------------------------------------------------------------
                                                                479,048      541,855
Mineral property rights                                              --           --
------------------------------------------------------------------------------------

Total assets                                                  $ 479,048    $ 541,855
====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
   Accounts payable and accrued liabilities                   $ 136,828    $   8,500
------------------------------------------------------------------------------------

Stockholders' Equity
   Share capital,
         Authorized
           50,000,000 common shares, par value $0.001
         Issued
           12,100,000 common shares                              12,100       12,100
Additional paid in capital                                      999,900      999,900
Deficit accumulated during the development stage               (680,961)    (531,972)
Accumulated other comprehensive income (loss)
    Unrealized (loss) gain on securities available for sale      11,181      (53,327)
------------------------------------------------------------------------------------
Stockholders' equity                                            342,220      533,355
------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                    $ 479,048    $ 541,855
====================================================================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
From May 22, 1995 (inception) to March 31, 2000
(Expressed in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Accumulated
                                                                                   Compre-                       Other        Total
                                          Common stock           Additional        hensive                      Compre-       Stock-
                                     -----------------------      paid-in          Income  Accumulated         hensive     holders'
                                         Shares       Amount      capital          (Loss)      Deficit   Income (Loss)       equity
-----------------------------------------------------------------------------------------------------------------------------------
Issued for cash, June 1, 1995               100    $     100    $   4,900    $       --    $       --    $        --    $     5,000
Net loss for the year                        --           --           --            --        (5,000)            --         (5,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   December 31, 1995 and 1996               100          100        4,900            --        (5,000)            --             --
Stock split 1,000:1 on
 August 14, 1997                         99,900           --           --            --            --             --             --
Issuance of stock for mineral
 Property rights, December 8, 1997    7,000,000        7,000           --            --            --             --          7,000
Issuance of stock for cash,
  December 22, 1997                   3,000,000        3,000      297,000            --            --        300,000
Net loss for the year                        --           --           --            --        (6,362)            --         (6,362)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997           10,100,000       10,100      301,900            --       (11,362)            --        300,638
Issuance of stock for cash,
  January 12, 1998                    2,000,000        2,000      698,000            --            --             --        700,000
Comprehensive income
 - Net (loss) for the year                                                     (307,466)     (307,466)                    (307,466)
Other comprehensive income
 - Change in unrealized gain (loss)          --           --           --       (27,027)           --        (27,027)       (27,027)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                           (334,493)
                                                                             ==========
Balance, December 31, 1998           12,100,000       12,100      999,900                    (318,828)       (27,027)       666,145
Comprehensive income
 - Net (loss) for the year                   --           --           --      (213,144)     (213,144)            --       (213,144)
Other comprehensive income
 - Change in unrealized gains (loss)         --           --           --        80,354            --         80,354         80,354
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                             (132,790)
                                                                             ==========
Balance, December 31, 1999           12,100,000       12,100      999,900                    (531,972)        53,327        533,355
Comprehensive income
 - Net (loss) for the period                 --           --           --      (148,989)     (148,989)            --       (148,989)
Other comprehensive income
 - Change in unrealized gains (loss)         --           --           --       (42,146)           --        (42,146)       (42,146)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                             (191,135)
                                                                             ==========
Balance, June 30, 2000               12,100,000    $  12,100    $ 999,900                  $ (680,961)    $   11,181    $   342,220
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------
                                                        May 22,1995             Quarter             Quarter
                                                     (inception) to               Ended               Ended
                                                           June 30,            June 30,            June 30,
                                                               2000                2000                1999
-----------------------------------------------------------------------------------------------------------
General and administrative expenses
        Administrative and general                   $      169,294      $       15,813      $       12,127
        Professional fees - accounting and legal             86,872                 285              (5,824)
        Salaries and consulting fees                         80,470               4,977              14,603
-----------------------------------------------------------------------------------------------------------

                                                            336,637              21,075              20,906

Exploration expenses                                        399,209             128,297              42,428
-----------------------------------------------------------------------------------------------------------

                                                     $      735,846      $      149,372      $       63,334
-----------------------------------------------------------------------------------------------------------
Less:  Income (loss)
        Interest income                                      61,146               1,577               6,571
        Interest expense                                     (6,198)               (310)               (299)
        Foreign exchange gain                                   (63)               (884)              1,838
-----------------------------------------------------------------------------------------------------------

                                                     $       54,885      $          383      $        8,110
-----------------------------------------------------------------------------------------------------------

Net (loss) for the period                            ($     680,961)     ($     149,989)     ($      55,224)
===========================================================================================================

(Loss) per share                                                         ($        0.01)     ($        0.00)
===========================================================================================================

Weighted average shares outstanding                                          12,100,000          12,100,000
===========================================================================================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. AND SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)


--------------------------------------------------------------------------------------------------------------------
                                                                       May 22            Quarter             Quarter
                                                             1995 (inception)             Ended                Ended
                                                                 to June 30,            June 30,            June 30,
                                                                        2000                2000                1999
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
       Net (loss) for the period                              $     (680,961)     $     (148,989)     $      (55,224)
       Adjustments to reconcile net loss to net cash used
       in operating activities
        - issuance of common stock for
          mineral properties                                              --                  --                  --
       Changes in assets and liabilities
        - decrease (increase) in notes receivable
          from related party                                        (265,214)           (193,143)           (157,650)
        - increase (decrease) in accounts payable                    141,828             128,328             (12,292)
--------------------------------------------------------------------------------------------------------------------

                                                                    (804,347)           (213,804)           (225,166)
--------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
       Purchase of available for sale securities                    (201,235)                 --                  --
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
       Proceeds from issuance of common stock                      1,000,000                  --                  --
--------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                             1,418            (213,804)           (225,166)

Cash and cash equivalents, beginning of period                            --             215,222             519,229
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                      $        1,418      $        1,418      $      294,063
====================================================================================================================

The accompanying notes are an integral part of these financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE A:  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at June 30, 2000 and December 31, 1999, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of June 30, 2000 Company had $ nil in a bank beyond insured limits

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the six-months ended June 30, 2000 and 1999 were $Nil and $Nil, respectively.

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

NOTE C: Available-for-sale Securities

     ---------------------------------------------------------------------------
                                               Gross         Gross
                                          unrealized    unrealized        Market
                                  Cost         gains        losses         value
     ---------------------------------------------------------------------------
     June 30, 2000
       Equity securities      $201,235      $ 22,772       $ 11,591     $212,416
     ===========================================================================

     December 31, 1999
       Equity securities      $201,235      $ 55,847       $  2,520     $254,562
     ===========================================================================

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

(B)  Significant developments during the six months ended June 30, 2000

          The Company is currently conducting an exploration program on its properties located in the Okinski district of the Republic of Buriatia in south eastern Siberia, Russia.

(C)  Financial Information

     Six-Month Period Ended June 30, 2000 versus Six-Month Period Ended June 30, 1999

     Net Loss:

          For the six-month period ended June 30, 2000 the Company recorded a loss of $148,989 or $0.01 per share, compared to a loss of $55,224 or $0.00 per share in 1999. The Company was inactive between May 22, 1995 and March 2, 1998.

     Revenues:

          The Company had no operating revenues for the six-month period ended June 30, 2000 (1999 - $0).

     Costs and Expenses:

          General and administrative expenses - For the six-month period ended June 30, 2000 the Company recorded general and administrative expenses of $15,813, compared to $12,127 in 1999.

          Professional fees - accounting and legal - For the six month period ended June 30, 2000 the Company recorded accounting fees of $60 (1999 - ($5,824)) and legal fees of $225 (1999 - $0).

          Exploration expenditures - For the six-month period ended June 30, 2000 the Company recorded exploration expenses of $128,297 (1999 - $42,428).

(D)  Financial Condition and liquidity

          At June 30, 2000, the Company had cash of $1,418 (1999 - $294,063) and
     working  capital  of  $342,220  (1999  -  $637,881)   respectively.   Total
     liabilities as of June 30, 2000 were $136,828 (1999 - $0).

          Net cash used in operating activities in the six-month period ended June 30, 2000 was $213,804 compared to $225,166 in the six-month period ended June 30, 1999. Net cash used in investing activities in the six-month period ended June 30, 2000 was $0 compared to net cash used in investing activities of $0 in the prior year's comparable period. Net cash received from financing activities in the six-month period ended June 30, 2000 was $0 compared to net cash received from financing activities of $0 in the prior year's comparable period.

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

Date:    September 21, 2000                    BY:   /s/ Jorge L. Lacasa
                                                     ---------------------------
                                                     Jorge L. Lacasa
                                                     Director and President

Date:    September 21, 2000                    BY:   /s/ Agustin Gomez de Segura
                                                     ---------------------------
                                                     Agustin Gomez de Segura
                                                     Director