Form 10QSB
period 2000-09-30
EURASIA GOLD FIELDS INC
filed 2000-11-06
CIK 1058262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _______________ to ________________

     Commission file number 0-27447

EURASIA GOLD FIELD, INC.
(Exact name of small business issuer as specified in its charter)

Florida                                             98-0190293
(State or other jurisdiction of incorporation or    (IRS Employer Identification
organization)                                       No.)

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

YES [_]  NO [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,100,000 shares of Common Stock were outstanding as of September 30, 2000.

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


                            EURASIA GOLD FIELDS, INC.

                                      INDEX


                                                                      Page No.
                                                                      --------

PART I.  Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheets --                         3
                  September 30, 2000 and December 31, 1999

                  Consolidated Statements of Operations --               4
                  Six Months Ended September 30, 2000

                  Consolidated Statements of cash Flows --               5
                  Six Months Ended September 30, 2000

                  Notes to Consolidated Financial Statements             6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          9

PART II. Other Information

Item 1.           Legal Proceedings                                      11

Item 2.           Changes in Securities                                  11

Item 3.           Defaults Upon Senior Securities                        11

Item 4.           Submission of Matters to A Vote of Security Holders    11

Item 5.           Other Information                                      11

Item 6.           Exhibits and Reports on Form 8-K                       11

Signatures                                                               12

Financial Data Schedule                                                  13

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)


Consolidated Balance Sheets (Unaudited)
September 30, 2000 and December 31, 1999
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------
                                                                   September 30,      December 31,
                                                                       2000               1999
--------------------------------------------------------------------------------------------------
ASSETS

Current
   Cash                                                              $  47,663           $ 215,222
   Notes receivable - related party                                    144,614              72,071
   Available-for-sale securities                                         8,232             254,562
--------------------------------------------------------------------------------------------------
                                                                       200,509             541,855

Mineral property rights                                                    --                  --
--------------------------------------------------------------------------------------------------
Total assets                                                         $ 200,509           $ 541,855
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current
   Accounts payable and accrued liabilities                          $  18,805           $   8,500
--------------------------------------------------------------------------------------------------
                                                                        18,805               8,500
Stockholders' Equity
   Share capital,
         Authorized
             50,000,000 common shares, par value $0.001
         Issued
           12,100,000 common shares                                     12,100              12,100
Additional paid in capital                                             999,900             999,900
Deficit accumulated during the development stage                      (823,528)           (531,972)
Accumulated other comprehensive income (loss)
    Unrealized (loss) gain on securities available for sale             (6,768)             53,327
--------------------------------------------------------------------------------------------------
Stockholders' equity                                                   181,704             533,355
--------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $ 200,509           $ 541,855
==================================================================================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations (Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------
                                                     May 22,1995            Nine Months           Nine Months
                                                  (inception) to                  Ended                 Ended
                                                   September 30,          September 30,         September 30,
                                                            2000                   2000                  1999
--------------------------------------------------------------------------------------------------------------
General and administrative expenses
  Administrative and general                        $    171,350           $     17,868           $     40,056
  Professional fees - accounting and legal                92,339                  5,752                  6,413
  Salaries and consulting fees                            83,405                  7,912                 17,471
--------------------------------------------------------------------------------------------------------------

                                                         347,094                 31,532                 63,940

Exploration expenses                                     536,674                265,762                 79,045
--------------------------------------------------------------------------------------------------------------

                                                         883,768                297,294                142,985
--------------------------------------------------------------------------------------------------------------
Less: Income (loss)
  Interest income                                         61,970                  2,401                 24,523
  Interest expense                                        (6,555)                  (667)                  (441)
  Gain (loss) on sale of securities                        4,888                  4,888                     --
  Foreign exchange gain (loss)                               (63)                  (884)                 2,964
--------------------------------------------------------------------------------------------------------------

                                                          60,240                  5,738                 27,046
--------------------------------------------------------------------------------------------------------------

Net (loss) for the period                           $   (823,528)          $   (291,556)          $   (115,939)
==============================================================================================================

(Loss) per share                                                           $      (0.02)          $      (0.01)
==============================================================================================================

Weighted average shares outstanding                                          12,100,000             12,100,000
==============================================================================================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. AND SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statement of Cash Flows (Unaudited)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------
                                                                   May 22           Nine Months          Nine Months
                                                         1995 (inception)                 Ended                Ended
                                                         to September 30,         September 30,        September 30,
                                                                     2000                  2000                 1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
  Net (loss) for the period                                   $  (823,528)          $  (291,556)          $  (115,939)
  Adjustments to reconcile net loss to net cash used
  in operating activities
   - realized loss (gain) on sale of investments                   (4,888)               (4,888)                 --
   - issuance of common stock for
     mineral properties                                             7,000                  --                    --
  Changes in assets and liabilities
   - decrease (increase) in notes receivable
     from related party                                          (144,614)              (72,543)               (2,900)
   - increase(decrease) in accounts payable                        23,805                10,305               (12,292)
---------------------------------------------------------------------------------------------------------------------
                                                                 (942,225)             (358,682)             (131,131)
---------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Proceeds from sale of securities                                210,171               210,171                  --
  Purchase of available for sale securities                      (220,283)              (19,048)              (15,000)
---------------------------------------------------------------------------------------------------------------------
                                                                  (10,112)              191,123               (15,000)

Cash flows from financing activities
  Proceeds from issuance of common stock                        1,000,000                  --                    --
---------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                         47,663              (167,559)             (146,131)

Cash and cash equivalents, beginning of period                       --                 215,222               519,229
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                      $    47,663           $    47,663           $   373,098
=====================================================================================================================

The accompanying notes are an integral part of these financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

          The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit, or currency risks arising from these financial instruments.

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

          In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 2000.

          Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2000 to affect its financial statements.

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at September 30, 2000 and December 31, 1999, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of September 30, 2000 Company had $Nil in a bank beyond insured limits

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the nine-months ended September 30, 2000 and 1999 were $Nil and $16,464, respectively.

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

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the periods presented.

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

2.   Nature of Business and Going Concern

          The Company was formed on May 22, 1995 under the laws of the State of Florida and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable.

          These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required.

          These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.


3.   Note Receivable

          The note receivable is unsecured, bears interest at the Citibank (New York City, USA) prime rate plus two percent and due on demand. It is due from a company related by common management.

4.   Available-for-sale Securities

                                          Gross            Gross
                                     unrealized       unrealized         Market
                           Cost           gains           losses          value
-------------------------------------------------------------------------------
September 30, 2000
  Equity securities    $ 15,000        $   --          $  6,768        $  8,232
                     ==========================================================

December 31, 1999
  Equity securities    $201,235        $ 55,847        $  2,520        $254,562
                     ==========================================================


5.   Mineral Properties and Exploration Licenses

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

     Pursuant to an agreement dated December 8, 1997, the Company acquired these mineral concessions by issuing 7,000,000 common shares to the vendors. As the vendors became the controlling shareholders of the Company after the above-mentioned transactions, the concessions were valued at equal to the par value of the shares issued. The amount was treated as exploration expense in 1997.

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

(B) Plan of Operation for 20000 and significant developments during the nine-months ended September 30, 2000

          The Company is currently conducting an exploration program on its properties located in the Okinski district of the Republic of Buriatia in southeastern Siberia, Russia. The 2000 exploration program consists of:

          1. Completion of data compilation work started in 1999 to be able to calculate a quality resource estimate.

          2. Obtaining easting, northing and elevation information for samples taken to-date thus allowing three dimensional modeling and spatial statistical analysis of the data.

          3. Extending existing trench sample profiles in selected areas of veins.

          4. Structural mapping of trenches and mineralized showings and their immediate area in the various shear zones. Emphasis will be on whether the high grade or bonanza zones identified on surface can be correlated to structural elements.

          5.   Detailed geology mapping.

(C)  Financial Information

     Nine-Month Period Ended September 30, 2000 versus Nine-Month Period Ended September 30, 1999

     Net Loss:

          For the nine-month period ended September 30, 2000 the Company recorded a loss of $291,556 or $0.02 per share, compared to a loss of $115,939 or $0.01 per share in 1999.

     Revenues:

          The Company had no operating revenues for the nine-month period ended September 30, 2000 (1999 - $0).

     Costs and Expenses:

          General and administrative expenses - For the nine-month period ended September 30, 2000 the Company recorded general and administrative expenses of $17,868, compared to $40,056 in 1999. Total advertising costs charged to expenses for the nine-months ended September 30, 2000 and 1999 were $Nil and $16,464, respectively.

          Professional fees - accounting and legal - For the nine-month period ended September 30, 2000 the Company recorded accounting fees of $527 (1999 -$6,413) and legal fees of $5,225 (1999 - $0).

          Exploration expenditures - For the nine-month period ended September 30, 2000 the Company recorded exploration expenses of $297,294 (1999 - $142,985).

(D)  Financial Condition and liquidity

          At September 30, 2000, the Company had cash of $47,663 (1999 - $373,098) and working capital of $181,704 (1999 - $612,972) respectively.
     Total liabilities as of September 30, 2000 were $18,805 (1999 - $0).

          Net cash used in operating activities in the nine-month period ended September 30, 2000 was $358,682 compared to $131,131 in the nine-month period ended September 30, 1999. Net cash used in investing activities in the nine-month period ended September 30, 2000 was $19,048 compared to net cash used in investing activities of $15,000 in the prior year's comparable period. Proceeds from the sale of securities in the nine-month period ended September 30, 2000 were $210,171 (1999 - $0). Net cash received from financing activities in the nine-month period ended September 30, 2000 was $0 compared to net cash received from financing activities of $0 in the prior year's comparable period.

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


                           PART 11. OTHER INFORMATION

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

Date:    October 15, 2000                    BY:    /s/ Jorge L. Lacasa
         ----------------                           -------------------
                                                    Jorge L. Lacasa
                                                    Director and President

Date:    October 15, 2000                    BY:    /s/ Agustin Gomez de Segura
         ----------------                           ---------------------------
                                                    Agustin Gomez de Segura
                                                    Director