Form 10KSB
period 2000-12-31
EURASIA GOLD FIELDS INC
filed 2004-10-05
CIK 1058262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934
                   For the Fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                    Commission file number           0-27447

EURASIA GOLD FIELDS, INC.
(Name of small business issuer in its charter)

Florida                                     98-0190293
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

PO BOX 28165, Harbour Centre,                            V6B 5L8
555 West Hastings Street,                                (Zip Code)
Vancouver, B.C., Canada
(Address of principal executive offices)

Issuer's telephone number (604) 687-4432

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:

Common stock, par value $0.001 per share        OTC - Pink sheets
Title of each class                             Name of each exchange on
                                                which registered

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.      $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. $39,682,500 as of October 4, 2004 (December 31, 2000 $13,749,120).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,315,000 shares of common stock were outstanding as of October 4, 2004 (December 31, 2000 - 12,100,000).

Documents  incorporated  by  reference  herein:     None

Transitional  Small  Business  disclosure  format  (Check  one);  Yes [ ] No [X]

                            EURASIA GOLD FIELDS, INC.

     This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. "Business," Item 2. "Properties," Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7. "Financial Statements" and Item 12 "Certain Relationships and Related Transactions".

     The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.

ITEM  1.     BUSINESS.

(A)  General.

     Eurasia Gold Fields, Inc. (the "Company" or "Eurasia") was incorporated under the laws of the State of Florida on May 22, 1995 as Snack-N-Pop Vending, Inc. On March 2, 1998 the Company changed its name to Eurasia Gold Fields, Inc. and is an exploration stage enterprise. The Company was inactive between May 22, 1995 and March 2, 1998.

     Eurasia Gold Fields, Inc. is engaged through its subsidiaries in the exploration of gold and silver mining properties located primarily in the Okinski district of the Republic of Buryatiya in south-eastern Siberia, Russia. None of the Company's properties contain any known Mineral Reserves. See "Item
2.  Description  of  Property."

ORGANIZATION STUCTURE

                                [GRAPHIC OMITTED]

                            Eurasia Gold Fields, Inc.
                                       |
                                    OOO RDDM
                                       |
                                   OOO Arkhey
                                       |
                          OOO Startelskaya Artel Kitoy

Eurasia Gold fields, Inc.     Incorporated in Florida on May 22, 1995
OOO RDDM                      Incorporated in Moscow, Russia on March 24, 1998;
OOO Arkhey                    Incorporated in Moscow, Russia on February 26,
                              1997 and is a 99% owned subsidiary of OOO RDDM;
OOO Startelskaya Artel Kitoy ("Kitoy")     Incorporated in Moscow, Russia on
                              November 30, 1996 and is a 100% wholly owned subsidiary of Arkhey;

(B)  Significant Developments in Fiscal 2000 and Subsequent Events.

     The Company conducted initial exploration programs for gold mineralization on its properties in the Okinski district of the Republic of Buryatiya in south-eastern Siberia, Russia during 2000.

(C)  Exploration and Development.

     The Company conducts its activities from its offices in Vancouver, Canada and Moscow, Russian Federation. The Company controls mineral exploration concessions in the Okinski district of the Republic of Buryatiya in south-eastern Siberia, Russia. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

     The Company is currently concentrating its exploration activities in the Buryatiya Region of Russia.

     Exploration expenses totalled $148,279 during the twelve-months ended December 31, 2000 (fiscal 1999 - $79,045).

     The Company's property is in the exploration stage only and is without a known body of Mineral Reserves. The Company's primary objective is to explore for gold, silver, base metals and industrial minerals and, if warranted, to develop those existing mineral properties. Its secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance their exploration and development through equity financing, by way of joint venture or option agreements or through a combination of both. See "Item 2. Description of Property."

     Development of the property will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the Company's mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of the Company's operations will be, in part, directly related to the cost and success of its exploration programs, which may be affected by a number of factors.

(D)  Employees.

     Eurasia Gold Fields and its wholly owned subsidiaries employed 20 persons as of December 31, 2000, of which 0 were covered by collective bargaining agreements. The relationship of the Company and its subsidiaries with their employees and contractors is considered by the Company to be satisfactory. During 2000, 1999 and 1998, there were no strikes or walkouts.

(E)  Regulation of Mining Activity.

     The Company's interests in its projects will be subject to various laws and regulations concerning exploration, allowable production, taxes, labor standards, environmental protection, mine safety, regulations relating to royalties, importing and exporting of minerals and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on the Company.

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

(F)  Foreign Countries and Regulatory Requirements.

     To the extent that the company acquires or continues to develop resource properties outside of the United States of America the mineral exploration and mining activities on the Company's properties may be affected in varying degrees by political stability, and the policies of other nations. Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business. Operations may be affected by government laws and regulations or the interpretations thereof, including those with respect to export controls, expropriation of property, employment, land use, water use, environmental legislation and mine safety. Operations may be also affected by political and economic instability, confiscatory taxation, restriction on currency conversions, imports and sources of supplies, the expropriation of private enterprises, economic or other sanctions imposed by other nations, terrorism, military repression, crime, and extreme fluctuations in currency exchange rates and high inflation which may make it more difficult for the Company to raise funds for the development of its mineral interests in some countries.

(G)  Competition.

     Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production.

     Many companies are engaged in the exploration of mineral properties. The Company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, silver, base metals and industrial metals. Many of these companies have substantially greater technical and financial resources than the company and thus the Company may be at a disadvantage with respect to some of its competitors.

     The marketing of minerals is affected by numerous factors, many of which are beyond the control of the Company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, the availability of adequate refining and processing facilities, the price of fuel, electricity, labor, supplies and reagents and the market price of competitive minerals. In addition, sale prices for many commodities are determined by world market forces or are subject to rapid and significant fluctuations that may not necessarily be related to supply or demand or competitive conditions that in the past have affected such prices. Significant price movements in mineral prices over short periods of time may be affected by numerous factors beyond the control of the Company, including international economic and political trends, expectations of inflation, currency exchange fluctuations (specifically, the U.S. dollar relative to other currencies), interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The effect of these factors on the price of minerals and, therefore, the economic viability of any of the Company's projects cannot accurately be predicted. As the Company is in the exploration stage, the above factors have had no material impact on operations or income.

(H)  Environmental Regulations.

     Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.

     All phases of the Company's operations in the Russian Federation are subject to Russian Federation environmental regulations. The regulations are comprehensive and cover water quality, discharge limits, hazardous wastes, agricultural land and vegetation.

(I)  Mining Risks and Insurance.

     Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Company has a direct or indirect interest will be subject to all type of hazards and risks or unexpected formations, cave-ins, pollution, all of which could result in work stoppages, damages to property, and possible environmental damages. The Company has general liability insurance covering its operations. Payment of any liabilities in excess of the Company's insurance coverage could have a materially adverse effect upon the Company's financial condition.

(J)  Company operations.

     Most exploration projects do not result in the discovery of commercial ore deposits and no assurance can be given that any particular level of recovery of precious or base metals from ore reserves will in fact be realized or that any identified mineral deposit will ever qualify as a commercially mineable (or viable) ore body which can be legally and economically exploited. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions.

     The Company has a direct interest in two properties. The properties have no known reserves. The Company has no history of earnings or cash flow from operations. Historically, the only source of funds available to the Company is through (i) the sale of its equity shares or (ii) borrowings. Even if the results of future exploration programs are encouraging, the Company may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercial deposit exists on any of its properties. While the Company may generate additional working capital through the operation, development, sale or possible syndication of its properties, there is no assurance that any such funds will be available for operations.

     The development of any ore deposits, if found on the Company's property, depends upon the Company's ability to obtain financing through joint venturing of projects, debt financing, equity financing or other means. There is no assurance that the Company will be able to obtain the required financing. Failure to obtain additional financing on a timely basis could cause the Company to forfeit its interest in such properties, dilute its interests in the properties and/or reduce or terminate its operations.

(K)  Conflicts of interest.

     Two of the Company's Directors serves as Directors of another resource exploration company. To the extent that such other companies may participate in ventures in which the Company may participate, the Director may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In addition, conflicts of interest may arise from time to time, as a result of the Company engaging in transactions in which Directors and Officers of the Company may have an interest. PLEASE REFER TO "ITEM 12 - RELATED PARTY TRANSACTIONS."

(L)  Currency fluctuations.

     The Company maintains its accounts in United States dollars. The Company's operations in Canada, the Russia Federation and United States make it subject to foreign currency fluctuations and such fluctuations may materially affect the Company's financial position and results. At the present time the Company does not engage in hedging activities.


ITEM  2.     DESCRIPTION  OF  PROPERTY.

     The Company has two properties which are in the preliminary exploration stage and do not contain any known body of ore.

     The Company owns the following mineral concessions located in the Okinski district of the Republic of Buryatiya in south-eastern Siberia, Russia:

Zun  Ospinskoye  Property

     The licence for the exploration and development of this property was issued under the number UDE00179 type BP to Kitoi.

Tainskoye  Property

     The licence for the exploration and development of this property was issued under the number UDE140 type BP to Arkhei.

     Pursuant to an agreement dated December 9, 1997, the Company acquired these mineral concessions by issuing 7,000,000 common shares to the vendors. As the vendors became the controlling shareholders of the Company after the above-mentioned transactions, the concessions

     The two Buryatiya Project properties, Zunospinskoye and Tainskoy, are located in the Okinski district of the Buryatiya Republic in south-eastern Siberia, Russia. They are about 200 Kilometers west of Irkutsk and 120 kilometers east of Orlik (administrative center for the district). Access is by gravel and dirt roads and/or helicopter.

     The properties occur in rugged mountain terrain. The Zunospinskoye property covers 440 hectares whereas the Tainskoye property comprises 1400 hectares. Elevations range from 1800 to 3200 meters with the mineralized showings at elevations from 2100 to 2600 meters.

     The Buryatiya properties occur in a complicated geological structural province called the East Sayan province. The regions contain sedimentary and igneous rocks of Archean, Proterozoic, Cambrian, Devonian, Jurassic and Tertiary age. Major formations present are the Proterozoic Ilchirsky ophiolite belt, Lower Paleozoic Kholbinsky Intrusive complex (granites, diorites), Archean plagiogniesses of the Garganskaya block, and Proterozoic, schists and carbonates. Tertiary basalts and dikes overlay units at Zunospinskoye and intrude all units in both areas.

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


ITEM  3.     LEGAL  PROCEEDINGS.

     The company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                    PART 11

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

(a) The Common Stock of the Company has been quoted on the OTC Pink Sheets since November 18, 1999. The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the OTC - Pink Sheets for the last two years. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

-----------------------------------------------------------------------------
             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
-----------------------------------------------------------------------------
2001 - High      $1.50            $1.90           $1.70            $2.70
-----------------------------------------------------------------------------
2001 - Low       $0.44            $1.30           $1.25            $1.59
-----------------------------------------------------------------------------
2000 - High      $2.25            $1.95           $2.00            $1.94
-----------------------------------------------------------------------------
2000 - Low       $1.00            $1.12           $0.50            $0.55
-----------------------------------------------------------------------------
1999 - High      $3.19            $2.87           $2.87            $2.62
-----------------------------------------------------------------------------
1999 - Low       $2.56            $1.66           $2.00            $1.69
-----------------------------------------------------------------------------

(b)  Holders:       As  of  December  31,  2000, there were 22 holders of record of  the  Common  Stock.
(c)  Dividends:     No  cash  dividends  were  paid  in  2000  or  1999. No cash dividends  have  been  paid subsequent to December 31, 2000.
                    The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.
(d)  Securities authorized for issuance under equity compensation plan: None

     The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2000.

     No  share  were  issued  during  the  fourth  quarter  of  2000.

     The Company believes that each of the above-referenced transaction was exempt from registration under the Act, pursuant to Section 4(2) of the Act and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering and/or Regulation S as promulgated pursuant to the Act.


ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(A)  General.

     The Company is a mineral exploration company with offices in Vancouver, Canada and Moscow, Russian Federation and engaged in the exploration of base, precious metals and industrial minerals worldwide. The Company was incorporated under the laws of the State of Florida on May 22, 1995, under the name Snack-N-Pop Vending, Inc. On March 2, 1998 the Company changed its name to Eurasia Gold Fields, Inc.

     The Company had no revenues during fiscal 2000 and 1999. Funds raised in fiscal 2000 and 1999 were used for exploration of the Company's properties and general administration.

(B)  Results of Operations.

(a) Twelve Months Ended December 31, 2000 (Fiscal 2000) versus Twelve Months Ended December 31, 1999 (Fiscal 1999)

          For the year ended December 31, 2000 the Company recorded a loss of $4,084,116 or $0.34 per share, compared to a loss of $213,144 ($0.02 per share) in 1999.

          General and administrative expenses - For the year ended December 31, 2000 the Company recorded general and administrative expenses of $3,942,846 (fiscal 1999 - $160,878). The fiscal 2000 amount includes $3,716,200 for stock based compensation (fiscal 1999 - $0), professional fees - accounting $22,587 (fiscal 1999 - $31,823) and legal $21,665 (fiscal 1999 - $13,000).

          Exploration expenditures - For the year ended December 31, 2000 the Company recorded exploration expenses of $148,279, compared to $79,045 in fiscal 1999.

          Amortization expenditures - For the year ended December 31, 2000 the Company recorded depreciation costs of $0, compared to $0 in fiscal 1999.

(b) Twelve Months Ended December 31, 1999 (Fiscal 1999) versus Twelve Months Ended December 31, 1998 (Fiscal 1998)

          For the year ended December 31, 1999 the Company recorded a loss of $213,144 or $0.02 per share, compared to a loss of $307,466 ($0.03 per share) in 1998. The Company was inactive between May 22, 1995 and March 2, 1998.

          General and administrative expenses - For the year ended December 31, 1999 the Company recorded general and administrative expenses of $161,072 (fiscal 1998 - $149,490). The fiscal 1999 amount includes professional fees
     - accounting $31,823 (fiscal 1998 - $22,000) and legal $13,000 (fiscal 1998
     -  $19,764).

          Exploration expenditures - For the year ended December 31, 1999 the Company recorded exploration expenses of $79,045, compared to $184,867 in fiscal 1998.

          Amortization expenditures - For the year ended December 31, 1999 the Company recorded depreciation costs of $0, compared to $0 in fiscal 1998.

(C)  Capital Resources and Liquidity.

     At December 31, 2000, the Company had cash of $3,525 (1999 - $215,222) and working capital of $153.667 (1999 working capital - $533,355) respectively. Total liabilities as of December 31, 2000 were $129,971 as compared to $8,500 on December 31, 1999, an increase of $121,471. In Fiscal 2000 investing activities consisted of the purchase of available-for-sale securities $19,048 (1999 - $15,000) and additions to fixed assets $58,396 (1999 - $0). For the year ended December 31, 2000 the Company recorded a loss of $4,084,116, or $0.34 per share, compared to a loss of $213,144 ($0.02 per share) in 1999.

     The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, the Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

     The Company's exploration property has not commenced commercial production and the Company has no history of earnings or cash flow from its operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Plans  for  Year  2001

     During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on its exploration property. There is, of course, no assurance that it will be able to do so.

     The Company will concentrate its exploration activities on the two mineral exploration concessions in the Okinski district of the Republic of Buryatiya in south-eastern Siberia and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation. Additional employees will be hired on a consulting basis as required by the exploration projects.

     The Company's exploration work program in 2001 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

(D)  Application of Critical Accounting Policies

     The preparation of its financial statements requires the Company to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. The Company's accounting policies are described in note 2 to its financial statements. The Company's accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

     Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2000 and 1999, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

     Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

(E)  Off-balance Sheet Arrangements and Contractual Obligations.

     The Company does not have any off-balance sheet arrangements or contractual obligations that are likely to have or are reasonably likely to have a material current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in the Company's financial statements.

(F)  Market Risk Disclosures.

     The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.


ITEM  7.     FINANCIAL  STATEMENTS.

INDEX TO FINANCIAL STATEMENTS - December 31, 2000

              Financial Statements                   Page
-----------------------------------------------  ------------
Report of Independent Accountants                F-2
Balance Sheets                                   F-3
Statements of Stockholders' Equity (Deficiency)  F-4
Statements of Operations                         F-6
Statements of Cash Flows                         F-7
Significant Accounting Policies                  F-8 to F-14
Notes to Financial Statements                    F-14 to F-17

Financial  Statement  Schedules  *

*Financial Statement Schedules have been omitted as not applicable

          EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
          (An exploration stage enterprise)

          Consolidated Financial Statements

          December 31, 2000 and 1999

          (EXPRESSED IN US DOLLARS)




          INDEX
          -----

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets

          Consolidated Statements of Stockholders' Equity

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements


                                       F1

MOORE STEPHENS ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
Website:  www.ellisfoster.com
--------------------------------------------------------------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES ("THE COMPANY")
(An exploration stage enterprise)


We have audited the consolidated balance sheets of EURASIA GOLD FIELDS, INC. & SUBSIDIARIES (an exploration stage enterprise) as at December 31, 2000 and 1999, the consolidated statements of stockholders' equity, operations and cash flows for the period from May 22, 1995 (inception) to December 31, 2000 and for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and cash flows for the period from May 22, 1995 (inception) to December 31, 2000 and for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenue from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/  Moore Stephens Ellis Foster LTD.
Vancouver, Canada
September 14, 2004                           Chartered  Accountants


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

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2000 and 1999
(EXPRESSED IN US DOLLARS)
======================================================================================
                                                                  2000         1999
--------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                        $     3,525   $ 215,222
  Advance receivables (Note 3)                                    142,751      72,071
  Other receivables                                                28,980           -
  Available-for-sale securities (Note 4)                            5,256     254,562
--------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                              180,512     541,855

MINERAL PROPERTIES AND EXPLORATION LICENCES (Note 6)                    -           -

PLANT AND EQUIPMENT (Note 5)                                       58,396           -
--------------------------------------------------------------------------------------

TOTAL ASSETS                                                  $   238,908   $ 541,855
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                    $    26,845   $   8,500

LONG-TERM DEBT - related party (Note 7)                           103,126           -
--------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                 129,971       8,500
--------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    50,000,000 common shares, with par value of $0.001 each
  Issued:
    12,100,000 common shares (1999 - 12,100,000)                   12,100      12,100

ADDITIONAL PAID-IN CAPITAL                                      4,722,669     999,900

ACCUMULATED DEFICIT DURING EXPLORATION STAGE                   (4,616,088)   (531,972)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                      (9,744)     53,327
--------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                        108,937     533,355
--------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   238,908   $ 541,855
======================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F3

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
From May 22, 1995 (inception) to December 31, 2000
(EXPRESSED IN US DOLLARS)
================================================================================================================================
                                                                                                        Accumulated
                                                                                         Accumulated       other
                                                                             Compre-       deficit        compre-       Total
                                              Common stock     Additional    hensive       during         hensive       stock-
                                          -------------------    paid-in      income     exploration      income       holders'
                                            Shares    Amount     capital      (loss)        stage         (loss)        equity
--------------------------------------------------------------------------------------------------------------------------------

ISSUED FOR CASH, June 1, 1995                    100  $   100  $     4,900  $       -   $          -   $          -   $   5,000
COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                           -        -            -     (5,000)        (5,000)             -      (5,000)
--------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                             (5,000)
                                                                            ==========
BALANCE, December 31, 1995 and 1996              100      100        4,900          -         (5,000)             -           -
STOCK SPLIT, 1,000:1 on August 14, 1997       99,900        -            -          -              -              -           -
ISSUANCE OF STOCK FOR MINERAL
  PROPERTY RIGHTS,
  December 8, 1997                         7,000,000    7,000            -          -              -              -       7,000
ISSUANCE OF STOCK FOR CASH,
  December 22, 1997                        3,000,000    3,000      297,000          -              -              -     300,000
COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                           -        -            -     (6,362)        (6,362)             -      (6,362)
--------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                             (6,362)
                                                                            ==========
BALANCE, December 31, 1997                10,100,000   10,100      301,900          -        (11,362)             -     300,638
ISSUANCE OF STOCK FOR CASH,
  January 12, 1998                         2,000,000    2,000      698,000          -              -              -     700,000
COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                           -        -            -   (307,466)      (307,466)                  (307,466)
 - Change in unrealized loss                       -        -            -    (27,027)             -        (27,027)    (27,027)
--------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                           (334,493)
----------------------------------------                                    ==========
BALANCE, December 31, 1998                12,100,000   12,100      999,900                  (318,828)       (27,027)    666,145
COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                           -        -            -   (213,144)      (213,144)             -    (213,144)
 - Change in unrealized gains                      -        -            -     80,354              -         80,354      80,354
--------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                           (132,790)
                                                                            ==========
BALANCE, December 31, 1999                12,100,000  $12,100  $   999,900              $   (531,972)  $     53,327   $ 533,355
==========================================================================              ========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F4

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
From May 22, 1995 (inception) to December 31, 2000
(EXPRESSED IN US DOLLARS)
=============================================================================================================================
                                                                                                   Accumulated
                                                                                    Accumulated       Other
                                                                       Compre-        deficit        compre-        Total
                                       Common stock     Additional     hensive        during         hensive        stock-
                                   -------------------    paid-in       income      exploration      income        holders'
                                     Shares    Amount     capital       (loss)         stage         (loss)         equity
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999         12,100,000  $12,100  $   999,900  $  (132,790)  $   (531,972)  $     53,327   $   533,355

Imputed interest - related party            -        -        6,569            -              -              -         6,569

Stock-based compensation                    -        -    3,716,200            -              -              -     3,716,200

COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                    -        -            -   (4,084,116)    (4,084,116)             -    (4,084,116)
 - Change in unrealized loss                -        -            -      (63,071)             -        (63,071)      (63,071)
-----------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                    (4,147,187)
                                                                     ============

BALANCE, December 31, 2000         12,100,000  $12,100  $ 4,722,669                $ (4,616,088)  $     (9,744)  $   108,937
===================================================================                ==========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F5

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations
(EXPRESSED IN US DOLLARS)
============================================================================================
                                                  May 22            Year           Year
                                             1995 (inception)       Ended          Ended
                                              to December 31     December 31    December 31
                                                   2000             2000           1999
--------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Administrative and general                 $        236,443   $     82,961   $     72,202
  Foreign exchange (gain) loss                            842          1,663           (821)
  Interest expenses                                    13,224          7,336            627
  Professional fees - accounting and legal            130,839         44,252         44,823
  Salaries and consulting fees                        165,927         90,434         44,047
  Stock-based compensation                          3,716,200      3,716,200              -
--------------------------------------------------------------------------------------------

                                                    4,263,475      3,942,846        160,878

EXPLORATION EXPENSES                                  419,191        148,279         79,045
--------------------------------------------------------------------------------------------

TOTAL EXPENSES                                      4,682,666      4,091,125        239,923
--------------------------------------------------------------------------------------------

OTHER INCOME
  Interest income                                      61,892          2,323         26,779
  Gain on sale of securities                            4,686          4,686              -
--------------------------------------------------------------------------------------------

TOTAL OTHER INCOME                                     66,578          7,009         26,779
--------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                      $     (4,616,088)  $ (4,084,116)  $   (213,144)
============================================================================================

LOSS PER SHARE                                                  $      (0.34)  $      (0.02)
============================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                               12,100,000     12,100,000
============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F6

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(EXPRESSED IN US DOLLARS)
========================================================================================================
                                                              May 22            Year           Year
                                                         1995 (inception)       Ended          Ended
                                                          to December 31     December 31    December 31
                                                               2000             2000           1999
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                                $     (4,616,088)  $ (4,084,116)  $   (213,144)
  Adjustment to reconcile net loss to
    net cash used in operating activities:
    - realized (gain) on sale of marketable securities             (4,687)        (4,687)             -
    - imputed interest expenses                                     6,569          6,569              -
    - issuance of common stock for
       mineral properties                                           7,000              -              -
    - stock-based compensation                                  3,716,200      3,716,200              -
  Changes in assets and liabilities:
    - increase in receivables                                    (142,751)       (70,680)       (72,071)
    - increase in other receivables                               (28,980)       (28,980)             -
    - increase (decrease) in accounts payable                      31,845         18,345         (3,792)
--------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                          (1,030,892)      (447,349)      (289,007)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Proceeds from sale of securities                                209,970        209,970              -
  Purchase of available-for-sale securities                      (220,283)       (19,048)       (15,000)
  Purchase of plant and equipment                                 (58,396)       (58,396)             -
--------------------------------------------------------------------------------------------------------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                      (68,709)       132,526        (15,000)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stocks                       1,000,000              -              -
  Proceeds from borrowings                                        103,126        103,126              -
--------------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                              1,103,126        103,126              -
--------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                          3,525       (211,697)      (304,007)

CASH AND CASH EQUIVALENTS, beginning of period                          -        215,222        519,229
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                 $          3,525   $      3,525   $    215,222
========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F7

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
 (Expressed in US Dollars)
================================================================================


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

     The Company is in the mineral exploration business. Since inception, the Company has been in the process of exploring its mineral properties and has not yet determined whether the properties contain proven reserves that are economically recoverable. To date, the Company is considered to be in the exploration stage and operating in a single segment based upon the Company's organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations.

     The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has not generated any operating revenues to date. The Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required.

     These consolidated financial statements do not include any adjustments that might result from this uncertainty and have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production.


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


                                       F8

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
 (Expressed in US Dollars)
================================================================================


2.   SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     (b)  Accounting  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

     (c)  Cash  and  Cash  Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2000 and 1999, cash and cash equivalents consist of cash only.

     (d)  Plant  and  Equipment

          Plant and equipment are carried at cost less accumulated depreciation. Depreciation of plant and equipment is computed on a straight-line basis over their expected useful lives. Depreciation is applied to them from the month in which they are acquired.

     (e)  Mineral  Properties  and  Exploration  Expenses

          Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are determined. At such time that proven or probable reserves are established, the Company will capitalize all costs to the extent that future cash flow from ore reserves equals or exceeds the costs deferred. The deferred costs will be amortized using unit-of-production method when a property reaches commercial production. As at December 31, 2000 and 1999, the Company did not have proven or probable reserve.


                                       F9

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
 (Expressed in US Dollars)
================================================================================


2.   SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     (f)  Assets  Retirement  Obligations

          The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

          As at December 31, 2000 and 1999, the Company does not have any asset retirement obligations.

     (g)  Stock-Based  Compensation

          The Company adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation". In 2000, the board of directors approved a stock option plan that is described more fully in Note 8.

     (h)  Available-for-sale  Securities

          Available-for-sale securities are carried at fair market value with unrealized holding gains and losses included as a component of accumulated other comprehensive loss, unless a permanent impairment in value has occurred, which is then charged to operations. Realized gains and losses are determined on an average cost basis when securities are sold.

     (i)  Foreign  Currency  Transactions

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


                                      F10

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
 (Expressed in US Dollars)
================================================================================


2.  SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (j)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2000 and 1999.

     (k)  Long-Lived  Assets  Impairment

          Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in SFAS No. 144, Accounting for the impairment or disposal of long-lived assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

     (l)  Fair  Value  of  Financial  Instruments  and Concentration of Risks

          The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term maturity of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions. As at December 31, 2000 and 1999, the balance placed in these financial institutions did not exceed the insured limit. Management is of the opinion that the Company is not exposed to significant interest and currency risks arising from these financial instruments.

     (m)  Income  Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.


                                      F11

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
 (Expressed in US Dollars)
================================================================================


2.  SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (n)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

          The Financial Accounting Standards Board ("FASB") issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

          Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this statement does not have an impact on the Company's consolidated financial statements.

     (o)  Loss  Per  Share

          Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company adopted SFAS No. 128 Earnings Per Share. Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2000 and 1999 because common stock equivalents consisting of options to acquire 1,815,000 (1999 - nil) common stock that are outstanding at December 31, 2000 and 1999, respective, are anti-dilutive, however, they may be dilutive in future.

     (p)  Comprehensive  Income

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


                                      F12

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
 (Expressed in US Dollars)
================================================================================


2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (q)  New  Accounting  Pronouncements

          In November 2002, the Financial Accounting Standard Board issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others - An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 does not have impact on the Company's financial statements.

          In January 2003, the FASB released FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires that all primary beneficiaries of variable interest entities consolidate that entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company did not create a variable interest entity after January 31, 2003 and does not have a variable interest entity as of December 31, 2003. The Company expects that the full adoption of FIN 46R in 2004 will not have a material impact on the Company's financial position or results of operations.

          In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 does not have an impact on the Company's consolidated financial statements.


                                      F13

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
 (Expressed in US Dollars)
================================================================================


2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (q)  New Accounting Pronouncements   (continued)

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have an impact on the Company's consolidated financial statements.

          In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of SFAS 132(R) does not have an impact on the Company's financial position or results of operations.

          In December 2003, the American Institute of Certified Public Accountants and Securities and Exchange Commission ("SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability. The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004. Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. SAB No. 105 is effective for loan commitments entered into on or after April 1, 2004. The adoption of SAB No. 105 does not have an impact on the Company's consolidated financial statements.


3.   ADVANCE  RECEIVABLES

     Advance receivables are unsecured, non-interest bearing and are due on demand. The amount was repaid subsequent to the year-end.


                                      F14

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
 (Expressed in US Dollars)
================================================================================


4.   AVAILABLE-FOR-SALE  SECURITIES

-------------------------------------------------------------------------------------------
                                       Gross         Gross        Accumulated
                                     unrealized    unrealized     unrealized       Market
                           Cost        gains         losses     gains (losses)     value
-------------------------------------------------------------------------------------------

December 31, 1998
  Equity securities     $ 186,235   $         -   $    27,027   $      (27,027)  $ 159,208
Change during the year     15,000        55,847       (24,507)          80,354      95,354
-------------------------------------------------------------------------------------------

December 31, 1999
  Equity securities       201,235        55,847         2,520           53,227     254,562
Change during the year   (186,235)      (55,847)        7,224          (63,071)   (249,306)
-------------------------------------------------------------------------------------------

December 31, 2000
  Equity securities     $  15,000   $         -   $     9,744   $       (9,744)  $   5,256
===========================================================================================

5.   PLANT  AND  EQUIPMENT

--------------------------------------------------
                                     2000    1999
--------------------------------------------------

Cost                                $58,396  $   -
Accumulated amortization                  -      -
--------------------------------------------------
Net book value                      $58,396  $   -
==================================================

6.   MINERAL  PROPERTIES  AND  EXPLORATION  LICENCES

     The Company owns the following mineral concessions located in the Okinski district of the Republic of Buriatia in southeastern Siberia, Russia:

     (a)  Zun  Ospinskoye  Property

          The licence for the exploration and development of this property was issued under the number UDE00179 type BP to Kitoi. The licence is valid until May 26, 2018 subject to an annual 450-kg gold production by 2006.

     (b)  Tainskoye  Property

          The licence for the exploration and development of this property was issued under the number UDE140 type BP to Arkhei and valid until March 28, 2022.


                                      F15

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
 (Expressed in US Dollars)
================================================================================


7.   LONG-TERM  DEBT

     The Company borrowed its long-term debt from a director of the Company, which is due on December 31, 2006, unsecured and interest free. Interest is imputed at the current borrowing rate available to the Company and credited to additional paid-in capital.


8.   STOCK  OPTIONS

     The Company has a stock option plan (the "Plan"). Under the Plan, the Company may grant options to directors, officers, employees and other service providers. The Plan is administered by the Board of Directors. The exercise price associated with each grant is determined by the Board of Directors. In 2000, the Company granted 1,815,000 stock options to its directors and employees at an exercise price of $0.20 per share. The options vested immediately and have a term of five years. Each option entitles its holder to purchase one common share of the Company. The Company charged $3,716,200 stock-based compensation to operations in 2000 by applying the fair value method in accordance with SFAS No. 123.

     The weighted-average fair value of the options granted in 2000 was estimated at $2.05 using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.5%, dividend yield of 0%, volatility of 64%, and expected lives of approximately four (4) years.

     A summary of the Company's stock options activities is presented below:

---------------------------------------------------------------------
                                                            Weighted
                                                 Number of   Average
                                                  Common    Exercise
                                                  Shares      Price
---------------------------------------------------------------------
December 31, 1999, outstanding and exercisable           -  $       -

Granted                                          1,815,000       0.20
---------------------------------------------------------------------

December 31, 2000,  outstanding and exercisable  1,815,000  $    0.20
=====================================================================

     The remaining contractual life of the stock options outstanding as at December 31, 2000 is 4.2 years.


                                      F16

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
 (Expressed in US Dollars)
================================================================================


9.   INCOME  TAXES

     (a) The Company has estimated net losses for tax purposes to December 31, 2003, totalling approximately $891,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 2000 and 1999. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

---------------------------------------------
                           2000       1999
---------------------------------------------
Tax loss carryforwards  $ 124,000   $ 72,000
Valuation allowance      (124,000)   (72,000)
---------------------------------------------
                        $       -   $      -
=============================================


                                      F17

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

     There have been no disagreements with the Company's Accountants concerning accounting or financial disclosure.


ITEM  8A.     CONTROLS  AND  PROCEEDURES.

     Within 90 days prior to the date of the Company's Annual report on Form 10-KSB, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that the material financial, and non-financial information, required to be disclosed on Form 10-KSB, and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner. Based on the foregoing, the Company's management, including the President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures (as defined in Rules 240.13a-15 or 240.15d-15 of the Securities Exchange Act of 1934, as amended) are effective.

     There have been no significant changes in our internal controls, or in other factors, that could significantly affect these controls subsequent to the date of the evaluation hereof. No corrective actions were taken, therefore, with regard to significant deficiencies and material weaknesses.


                                    PART 111.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 2000 and December 31, 2001. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

Name                      Position
----                      --------

--------------------------------------------------------------------------------------------
Jorge L. Lacasa           Age 62, President and Director - November 25, 1997 to current,
                          President of Alanco Development Inc., a project finance company.
                          Between 1993 and 1997 advisor to United States gas company Enron in the Commonwealth of Independent States ("CIS").

--------------------------------------------------------------------------------------------
Agustin Gomez de Segura   Age 51, Director since April 17, 1998. 1994 to 1998 Vice President of the Russian investment bank Alina-Moscow.
--------------------------------------------------------------------------------------------

     There are no family relationships between any of the directors or executive officers. No director or executive officer has been involved in legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director or executive officer. Agustin Gomez de Segura is the independent audit committee financial expert serving on the Company's audit committee.

     Compliance with Section 16(a) Beneficial Ownership Reporting Compliance, of the Exchange Act of 1934.

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who have more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by the SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2000 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. A copy of the Company's Corporate Governance Principles is filed as an exhibit to this document.


ITEM  10.  EXECUTIVE  COMPENSATION.

(A)  General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

----------------------------------------------------------------------------------------------------------
                            Annual Compensation               Long-Term Compensation
                            ------------------------------------------------------------------------------
                                                              Awards                    Payments
                                                              --------------------------------------------
                                                                           Securities
                                                                             Under-                 All
                                               Other Annual   Restricted      Lying                other
                                                  Compen-        Stock      Options/      LTIP    Compen-
     Name And        Year   Salary   Bonuses      Sation       Award(s)       SARs      Payouts    sation
Principal Position            ($)      ($)          ($)           ($)          (#)        ($)       ($)
       (a)            (b)     (c)      (d)          (e)           (f)          (g)        (h)       (i)
----------------------------------------------------------------------------------------------------------
Jorge L. Lacasa       2000      -0-       -0-            -0-  None         None         None           -0-
                     -------------------------------------------------------------------------------------
 President and        1999      -0-       -0-            -0-  None         None         None           -0-
                     -------------------------------------------------------------------------------------
 Director             1998      -0-       -0-            -0-  None         None         None           -0-
----------------------------------------------------------------------------------------------------------

None of the Company's officers or directors was party to an employment agreement with the Company. During the fiscal year ending December 31, 2000 the entire board of directors acted as the Company's compensation committee and audit committee.

(B)  Options/SAR Grants Table

     The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

--------------------------------------------------------------------------------
                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)
--------------------------------------------------------------------------------
                                  Percent Of
                   Number of    Total Options/
                   Securities    SARs Granted
                   Underlying    To Employees     Exercise Or
                  Option/SARs      In Fiscal      Base Price    Expiration Date
     Name         Granted (#)        Year           ($/Sh)          (M/D/Y)
      (a)             (b)             (c)             (d)             (e)
--------------------------------------------------------------------------------
Jorge L. Lacasa      None             0%             $ 0
--------------------------------------------------------------------------------

Note 1.     1,815,000  options  were  awarded  in  2000.

(C)     Aggregated  Option/SAR  Exercises  and  Fiscal  Year-End Option/SAR
        Value  Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

--------------------------------------------------------------------------------
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
================================================================================
                                             Number of
                                             Securities         Value Of
                                             Underlying        Unexercised
                                            Unexercised       In-The-Money
                     Shares                 Options/SARs      Options/SARs
                    Acquired      Value    At FY-End ($)   At FY-End ($0.170)
                  On Exercise   Realized    Exercisable/      Exercisable/
Name                  (#)          ($)     Unexercisable      Unexercisable
(a)                   (b)          (c)          (d)                (e)
--------------------------------------------------------------------------------
Jorge L. Lacasa      None         None         None               $ 0
--------------------------------------------------------------------------------

(D)  Long-Term Incentive Plans ("LTIP") Awards Table

     The Company does not have a Long-term Incentive Plan.

(E)  Compensation of Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2000 non-officers directors received a total of $0 in consulting fees.

(F) Employment Contracts and termination of employment and change-in-control arrangements.

     None of the Company's officers or directors was party to an employment agreement with the Company.

(G)     Report  on  repricing  of  options/SARs.

     At no time during the last completed fiscal year did the Company, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     No securities were authorized for issuance under equity compensation plans.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2000 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at December 31, 2000 there were 12,100,000 shares of Common Stock issued and outstanding.

(A)  Security Ownership of Certain Beneficial Owners

-------------------------------------------------------------------------------------------
         Name and Address of                     Amount and Nature of  Percentage of Class
          Beneficial Owner                         Beneficial Owner
-------------------------------------------------------------------------------------------
Golden Country Consortium Ltd.                              1,000,000                8.264%
Pasea Estate
Road Town, Tortola, B.V.I.

-------------------------------------------------------------------------------------------
Publix Overseas Ltd.                                        1,000,000                8.264%
Pasea Estate
Road Town, Tortola, B.V.I
(Beneficially owned by Agustin Gomez de Segura)


-------------------------------------------------------------------------------------------
Bars Ltd.                                                     920,000                7.603%
Rubliovskoye Shosse 16/4
Moscow, Russia

-------------------------------------------------------------------------------------------
Boavista Securities Ltd.                                      905,000                7.479%
12 Harcourt Road Central
Hong Kong

-------------------------------------------------------------------------------------------
Redbridge Minerals (Overseas) Ltd.                            900,000                7.438%
5 Costis Palomas Street
Nicosia, Cyprus

-------------------------------------------------------------------------------------------
Alanco Development Inc.                                       855,000                7.066%
Bank of America Bldg.
Panama City, Panama
(Beneficially owned by Jorge L. Lacasa)

-------------------------------------------------------------------------------------------
Seal Overseas Ltd.                                            850,000                7.025%
140-142 Austin Road
Kowloon, Hong Kong

-------------------------------------------------------------------------------------------
Barrington Ltd.                                               800,000                6.612%
12 Remy Oliver Street
Fort Louis, Mauritius

-------------------------------------------------------------------------------------------
Kastalia Ltd.                                                 750,000                6.198%
12 Remy Oliver Street,
Fort Louis, Mauritius

-------------------------------------------------------------------------------------------
Finiss Investments Ltd.                                       630,000                5.207%
8 Acroplis Avenue
Nicosia, Cyprus

-------------------------------------------------------------------------------------------

Note 1. The listed beneficial owner does not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.

(B)     Security  Ownership  of  Management

-------------------------------------------------------------------------------------------
         Name and Address of                     Amount and Nature of  Percentage of Class
          Beneficial Owner                         Beneficial Owner
-------------------------------------------------------------------------------------------
Officers and Directors (1)

-------------------------------------------------------------------------------------------
Publix Overseas Ltd.                                        1,000,000                8.264%
Pasea Estate
Road Town, Tortola, B.V.I
(Beneficially owned by Agustin Gomez de Segura)

-------------------------------------------------------------------------------------------
Alanco Development Inc.                                       855,000                7.066%
Bank of America Bldg.
Panama City, Panama
(Beneficially owned by Jorge L. Lacasa)

-------------------------------------------------------------------------------------------
Jorge L. Lacasa                                                 7,500                    *
Valle de Laciana 31
D-28034 Madrid, Spain


-------------------------------------------------------------------------------------------
Agustin Gomez de Segura                                         7,500                    *
Raimundo F. Villaverde 26,
E-28003 Madrid, Spain
-------------------------------------------------------------------------------------------
Officers and Directors (2 persons)                          1,870,000               15.455%

-------------------------------------------------------------------------------------------

Note 1. The listed beneficial owners do not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.

*   Less  than  1%.

(C)  Changes in Control

     There were no arrangements during the last completed fiscal year or subsequent period to December 31, 2001 which would result in a change in control of the Company.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The proposed business of the Company raises potential conflicts of interests between the Company and certain of its officers and directors. There have been no transactions during the last two years, or proposed transactions, to which the Company was or is a party, in which any of the directors or executive officers had or is to have a direct or indirect material interest.

     Certain of the directors of the Company are directors of other mineral resource companies and, to the extent that such other companies may participate in ventures in which the Company may participate, the directors of the Company may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of the directors of the Company, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or Management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment. In determining whether the Company will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the potential benefits to the Company, the degree of risk to which the Company may be exposed and its financial position at that time. Other than as indicated, the Company has no other procedures or mechanisms to deal with conflicts of interest. The Company is not aware of the existence of any conflict of interest as described herein.

     There have been no transactions or proposed transactions with promoters during the last two years to which the Company is or was a party.


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  Exhibits


3.1.1  Certificate of Incorporation *
3.1.2  Certificate of Amendment to the Certificate of Incorporation *
3.1.3  Certificate of Amendment to the Certificate of Incorporation *
3.2.1  By-laws *
13.1   Form 10-QSB for the Quarter ended March 31, 2000 *
13.2   Form 10-QSB for the Quarter ended June 30, 2000 *
13.3   Form 10-QSB for the Quarter ended September 30, 2000 *
       Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
31.1   Sarbanes-Oxley Act of 2002
       Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
32.1   Sarbanes-Oxley Act of 2002

--------
*  Previously  Filed

(B)     Reports  on  Form  8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees:
     The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-QSB and in connection with statutory and regulatory filings or engagements during the 2000 fiscal year were $8,500 (1999 - $17,120).

Audit-Related  Fees:
     The aggregate fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under audit fees by Moore Stephens Ellis Foster Ltd. for fiscal 2000 were $ 0 (1999 - $0).

Tax  fees:
     The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by Moore Stephens Ellis Foster Ltd. for fiscal 2000 were $ 0 (1999
-  $0).

All  other  fees:
     The aggregate fees billed to the Company for products and services by Moore Stephens Ellis Foster Ltd. for fiscal 2000 were $ 0 (1999 - $0).

     The Audit Committee feels that the services rendered by Moore Stephens Ellis Foster Ltd. are compatible with maintaining the principal accountant's independence.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Eurasia Gold Fields, Inc.
                                          -------------------------
                                          Registrant

Date:  October 4, 2004               BY:  /s/  Jorge  L.  Lacasa
       ---------------                    ----------------------
                                          Jorge  L.  Lacasa
                                          Director


Date:  October 4, 2004               BY:  /s/  Agustin  Gomez  de  Segura
       ---------------                    -------------------------------
                                          Agustin  Gomez  de  Segura
                                          Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  October 4, 2004               BY:  /s/  Jorge  L.  Lacasa
       ---------------                    ----------------------
                                          Jorge  L.  Lacasa
                                          Director  and  President

Date:  October 4, 2004               BY:  /s/  Agustin  Gomez  de  Segura
       ---------------                    -------------------------------
                                          Agustin  Gomez  de  Segura
                                          Director