Form 10KSB
period 2001-12-30
EURASIA GOLD FIELDS INC
filed 2004-10-05
CIK 1058262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934
                   For the Fiscal year ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______________ to ______________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. $39,682,500 as of October 4, 2004 (December 31, 2001 $21,710,000).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,315,000 shares of common stock were outstanding as of October 4, 2004 (December 31, 2001 - 12,100,000).

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

(B)  Significant Developments in Fiscal 2001 and Subsequent Events.

     The Company conducted exploration programs for gold mineralization on its properties in the Okinski district of the Republic of Buryatiya in south-eastern Siberia, Russia during 2001.

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

     Exploration expenses totalled $291,549 during the twelve-months ended December 31, 2001 (fiscal 2000 - $148,279).

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

(D)  Employees.

     Eurasia Gold Fields and its wholly owned subsidiaries employed 20 persons as of December 31, 2001, of which 0 were covered by collective bargaining agreements. The relationship of the Company and its subsidiaries with their employees and contractors is considered by the Company to be satisfactory. During 2001, 2000 and 1999, there were no strikes or walkouts.

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

(K)  Conflicts of interest.

     Two of the Company's Directors serve as Directors of another resource exploration company. To the extent that such other companies may participate in ventures in which the Company may participate, the Director may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In addition, conflicts of interest may arise from time to time, as a result of the Company engaging in transactions in which Directors and Officers of the Company may have an interest. PLEASE REFER TO "ITEM 12 - RELATED PARTY TRANSACTIONS."

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

                                     PART 11

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

(a) The Common Stock of the Company has been quoted on the OTC Pink Sheets since November 18, 1999. The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the OTC Pink Sheets for the last two years. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

-----------------------------------------------------------------------------
             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
-----------------------------------------------------------------------------
2002 - High      $2.57            $2.80           $3.45            $3.05
-----------------------------------------------------------------------------
2002 - Low       $1.85            $1.75           $2.10            $2.50
-----------------------------------------------------------------------------
2001 - High      $1.50            $1.90           $1.70            $2.70
-----------------------------------------------------------------------------
2001 - Low       $0.44            $1.30           $1.25            $1.59
-----------------------------------------------------------------------------
2000 - High      $2.25            $1.95           $2.00            $1.94
-----------------------------------------------------------------------------
2000 - Low       $1.00            $1.12           $0.50            $0.55
-----------------------------------------------------------------------------

(b)  Holders:       As  of  December  31,  2001, there were 24 holders of record of  the  Common  Stock.
(c)  Dividends:     No  cash  dividends  were  paid  in  2001  or  2000. No cash dividends  have  been  paid subsequent to December 31, 2001.
                    The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.
(d)  Securities authorized for issuance under equity compensation plan: None

     The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2001.

     No shares were issued during the fourth quarter of 2001.

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

     The Company had no revenues during fiscal 2001 and 2000. Funds raised in fiscal 2001 and 2000 were used for exploration of the Company's properties and general administration.

(B)  Results of Operations.

(a) Twelve Months Ended December 31, 2001 (Fiscal 2001) versus Twelve Months Ended December 31, 2000 (Fiscal 2000)

          For the year ended December 31, 2001 the Company recorded a loss of $377,762 or $0.03 per share, compared to a loss of $4,084,116 ($0.34 per share) in 2000.

          General and administrative expenses - For the year ended December 31, 2001 the Company recorded general and administrative expenses of $78,021 (fiscal 2000 - $3,942,846). The fiscal 2001 amount includes $0 for stock based compensation (fiscal 2000 - $3,716,200), professional fees - accounting $10,154 (fiscal 2000 - $22,527) and legal $5,628 (fiscal 2000 -
     $21,725).

          Exploration expenditures - For the year ended December 31, 2001 the Company recorded exploration expenses of $291,549, compared to $148,279 in fiscal 2000.

          Amortization  expenditures  - For the year ended December 31, 2001 the
     Company  recorded  depreciation  costs  of $8,280, compared to $0 in fiscal
     2000.

(b) Twelve Months Ended December 31, 2000 (Fiscal 2000) versus Twelve Months Ended December 31, 1999 (Fiscal 1999)

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

(C)  Capital Resources and Liquidity.

     At December 31, 2000, the Company had cash of $7,733 (2000 - $3,525) and working capital of $97.756 (2000 working capital - $153.667) respectively. Total liabilities as of December 31, 2001 were $469,633 as compared to $129,971 on December 31, 2000, an increase of $339,662. In Fiscal 2001 investing activities consisted of the purchase of available-for-sale securities $0 (2000 - $19,048) and additions to fixed assets $5,943 (2000 - $58,396). For the year ended December 31, 2001 the Company recorded a loss of $377,762 or $0.03 per share, compared to a loss of $4,084,116 ($0.34 per share) in 2000.

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

Plans  for  Year  2002

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

     The Company's exploration work program in 2002 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

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

     Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2001 and 2000, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

     Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

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

INDEX TO FINANCIAL STATEMENTS - December 31, 2001

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

Financial Statement Schedules *

*Financial Statement Schedules have been omitted as not applicable

          EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
          (An exploration stage enterprise)
          Consolidated Financial Statements
          December 31, 2001 and 2000
          (EXPRESSED IN US DOLLARS)




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
Website:  www.ellisfoster.com
--------------------------------------------------------------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES ("THE COMPANY")
(An  exploration  stage  enterprise)


We have audited the consolidated balance sheets of EURASIA GOLD FIELDS, INC. & SUBSIDIARIES (an exploration stage enterprise) as at December 31, 2001 and 2000, the consolidated statements of stockholders' equity, operations and cash flows for the period from May 22, 1995 (inception) to December 31, 2001 and for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and cash flows for the period from May 22, 1995 (inception) to December 31, 2001 and for the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles in the United States.

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

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2001 and 2000
(EXPRESSED IN US DOLLARS)
========================================================================================
                                                                     2001          2000
----------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                        $     7,733   $     3,525
  Advance receivable (Note 3)                                     135,922       142,751
  Other receivables                                                   727        28,980
  Available-for-sale securities (Note 4)                            9,360         5,256
  Materials and supplies (Note 5)                                   3,495             -
  Prepaid expenses and other assets                                 8,542             -
----------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                              165,779       180,512

MINERAL PROPERTIES AND EXPLORATION LICENCES (Note 7)                    -             -

PLANT AND EQUIPMENT(Note 6)                                        56,059        58,396
----------------------------------------------------------------------------------------

TOTAL ASSETS                                                  $   221,838   $   238,908
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                    $    68,023   $    26,845

LONG-TERM DEBT - related party (Note 8)                           401,610       103,126
----------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                 469,633       129,971
----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
    50,000,000 common shares, with par value of $0.001 each
  Issued:
    12,100,000 common shares (2001 - 12,100,000)                   12,100        12,100

ADDITIONAL PAID-IN CAPITAL                                      4,739,595     4,722,669

ACCUMULATED DEFICIT DURING EXPLORATION STAGE                   (4,993,850)   (4,616,088)

ACCUMULATED OTHER COMPREHENSIVE LOSS                               (5,640)       (9,744)
----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                          (247,795)      108,937
----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)       $   221,838   $   238,908
========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F3

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
From May 22, 1995 (inception) to December 31, 2001
(EXPRESSED IN US DOLLARS)
===============================================================================================================================
                                                                                                       Accumulated
                                                                                         Accumulated         other
                                                                              Compre-        deficit        compre-      Total
                                            Common stock       Additional     hensive         during        hensive     stock-
                                         -------------------      paid-in      income    exploration         income   holders'
                                           Shares    Amount       capital      (loss)          stage         (loss)     equity
-------------------------------------------------------------------------------------------------------------------------------
ISSUED FOR CASH, June 1, 1995                   100  $   100  $     4,900  $       -   $          -   $          -   $   5,000
COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                          -        -            -     (5,000)        (5,000)             -      (5,000)
-------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                            (5,000)
                                                                           ==========
BALANCE, December 31, 1995 and 1996             100      100        4,900          -         (5,000)             -           -
STOCK SPLIT, 1,000:1 on August 14, 1997      99,900        -            -          -              -              -           -
ISSUANCE OF STOCK FOR
  MINERAL PROPERTY RIGHTS,
  December 8, 1997                        7,000,000    7,000            -          -              -              -       7,000
ISSUANCE OF STOCK FOR CASH,
  December 22, 1997                       3,000,000    3,000      297,000          -              -              -     300,000
COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                          -        -            -     (6,362)        (6,362)             -      (6,362)
-------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                            (6,362)
                                                                           ==========
BALANCE, December 31, 1997               10,100,000   10,100      301,900          -        (11,362)             -     300,638
ISSUANCE OF STOCK FOR CASH,
  January 12, 1998                        2,000,000    2,000      698,000          -              -              -     700,000
COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                          -        -            -   (307,466)      (307,466)                  (307,466)
 - Change in unrealized loss                      -        -            -    (27,027)             -        (27,027)    (27,027)
-------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                          (334,493)
                                                                           ==========
BALANCE, December 31, 1998               12,100,000   12,100      999,900                  (318,828)       (27,027)    666,145
COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                          -        -            -   (213,144)      (213,144)             -    (213,144)
 - Change in unrealized gains                     -        -            -     80,354              -         80,354      80,354
-------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                          (132,790)
                                                                           ==========

BALANCE, December 31, 1999               12,100,000  $12,100  $   999,900              $   (531,972)  $     53,327   $ 533,355
=========================================================================              ========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F4

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
From May 22, 1995 (inception) to December 31, 2001
(EXPRESSED IN US DOLLARS)
============================================================================================================================
                                                                                                   Accumulated
                                                                                    Accumulated          other
                                                                         Compre-        deficit        compre-        Total
                                      Common stock      Additional       hensive         during        hensive       stock-
                                  -------------------      paid-in        income    exploration         income     holders'
                                    Shares    Amount       capital        (loss)          stage         (loss)       equity
----------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1999        12,100,000  $12,100  $   999,900  $         -   $   (531,972)  $     53,327   $   533,355

Imputed interest - related party           -        -        6,569            -              -              -         6,569

Stock-based compensation                   -        -    3,716,200            -              -              -     3,716,200

COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                   -        -            -   (4,084,116)    (4,084,116)             -    (4,084,116)
 - Change in unrealized loss               -        -            -      (63,071)             -        (63,071)      (63,071)
----------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                   (4,147,187)
                                                                    ============

BALANCE, December 31, 2000        12,100,000   12,100    4,722,669            -     (4,616,088)        (9,744)      108,937

Imputed interest - related party           -        -       16,926            -              -              -        16,926

COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                   -        -            -     (377,762)      (377,762)             -      (377,762)
 - Change in unrealized gains              -        -            -        4,104              -          4,104         4,104
----------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                     (373,658)
                                                                    ============

BALANCE,December 31, 2001         12,100,000  $12,100  $ 4,739,595                $ (4,993,850)  $     (5,640)  $  (247,795)
==================================================================                ==========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F5

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations
(EXPRESSED IN US DOLLARS)
===========================================================================================
                                                       May 22           Year          Year
                                             1995 (inception)          Ended         Ended
                                               to December 31    December 31   December 31
                                                         2001           2001          2000
-------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Administrative and general                $        293,264   $     56,821   $     82,961
  Depreciation                                         8,280          8,280              -
  Foreign exchange (gain) loss                       (24,223)       (25,065)         1,663
  Interest expenses                                   30,555         17,331          7,336
  Professional fees - accounting and legal           146,621         15,782         44,252
  Salaries and consulting fees                       179,079         13,152         90,434
  Stock-based compensation                         3,716,200              -      3,716,200
-------------------------------------------------------------------------------------------

                                                   4,349,776         86,301      3,942,846

EXPLORATION EXPENSES                                 710,740        291,549        148,279
-------------------------------------------------------------------------------------------

TOTAL EXPENSES                                     5,060,516        377,850      4,091,125
-------------------------------------------------------------------------------------------

OTHER INCOME
  Interest income                                     61,980             88          2,323
  Gain on sale of securities                           4,686              -          4,686
-------------------------------------------------------------------------------------------

TOTAL OTHER INCOME                                    66,666             88          7,009
-------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                           (4,993,850)  $   (377,762)  $ (4,084,116)
===========================================================================================

LOSS PER SHARE                                                 $      (0.03)  $      (0.34)
===========================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                              12,100,000     12,100,000
===========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F6

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statement of Cash Flows
(EXPRESSED IN US DOLLARS)
=======================================================================================================
                                                                   May 22           Year          Year
                                                         1995 (inception)          Ended         Ended
                                                           to December 31    December 31   December 31
                                                                     2001           2001          2000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                               $     (4,993,850)  $   (377,762)  $ (4,084,116)
  Adjustment to reconcile net loss to
    net cash used in operating activities:
    - depreciation                                                 8,280          8,280              -
    - realized (gain) on sale of marketable securities            (4,687)             -         (4,687)
    - imputed interest expenses                                   23,495         16,926          6,569
    - issuance of common stock for
       mineral properties                                          7,000              -              -
    - stock-based compensation                                 3,716,200              -      3,716,200
  Changes in assets and liabilities:
    - decrease (increase) in notes receivables                  (135,922)         6,829        (70,680)
    - decrease (increase) in other receivables                      (727)        28,253        (28,980)
    - increase in inventories                                     (3,495)        (3,495)             -
    - increase in prepaid expenses and deposits                   (8,542)        (8,542)             -
    - increase (decrease) in accounts payable                     73,023         41,178         18,345
-------------------------------------------------------------------------------------------------------

Net cash used in operating activities                         (1,319,225)      (288,333)      (447,349)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Proceeds from sale of securities                               209,970              -        209,970
  Purchase of available-for-sale securities                     (220,283)             -        (19,048)
  Purchase of property, plant and equipment                      (64,339)        (5,943)       (58,396)
-------------------------------------------------------------------------------------------------------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                     (74,652)        (5,943)       132,526
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stocks                      1,000,000              -              -
  Proceeds from borrowings                                       401,610        298,484        103,126
-------------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                             1,401,610        298,484        103,126
-------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                         7,733          4,208       (211,697)

CASH AND CASH EQUIVALENTS, beginning of period                         -          3,525        215,222
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                $          7,733   $      7,733   $      3,525
=======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F7

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
 (Expressed in US Dollars)
================================================================================


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


                                       F8

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
 (Expressed in US Dollars)
================================================================================


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

     (c)  Cash and Cash Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2001 and 2000, cash and cash equivalents consist of cash only.

     (d)  Materials and Supplies

          Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and comprise of fuel, spare parts and other materials used for the exploration process.

     (e)  Plant and Equipment

          Plant and equipment are carried at cost less accumulated depreciation. Depreciation of plant and equipment is computed on a straight-line basis over their expected useful lives. Depreciation is applied to them from the month in which they are acquired.

     (f)  Mineral Properties and Exploration Expenses

          Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are determined. At such time that proven or probable reserves are established, the Company will capitalize all costs to the extent that future cash flow from ore reserves equals or exceeds the costs deferred. The deferred costs will be amortized using unit-of-production method when a property reaches commercial production. As at December 31, 2001 and 2000, the Company did not have proven or probable reserve.


                                       F9

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
 (Expressed in US Dollars)
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES  (continued)

     (g)  Assets Retirement Obligations

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

          As at December 31, 2001 and 2000, the Company does not have any asset retirement obligations.

     (h)  Stock-Based Compensation

          The Company adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation". In 2000, the board of directors approved a stock option plan that is described more fully in Note 9.

     (i)  Available-for-sale Securities

          Available-for-sale securities are carried at fair market value with unrealized holding gains and losses included as a component of accumulated other comprehensive loss, unless a permanent impairment in value has occurred, which is then charged to operations. Realized gains and losses are determined on an average cost basis when securities are sold.

     (j)  Foreign Currency Transactions

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


                                      F10

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
 (Expressed in US Dollars)
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES  (continued)

     (k)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2001 and 2000.

     (l)  Long-Lived Assets Impairment

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

     (m)  Fair Value of Financial Instruments and Concentration of Risks

          The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term maturity of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions. As at December 31, 2001 and 2000, the balance placed in these financial institutions did not exceed the insured limit. Management is of the opinion that the Company is not exposed to significant interest and currency risks arising from these financial instruments.

     (n)  Income Taxes

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


                                      F11

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
 (Expressed in US Dollars)
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES  (continued)

     (o)  Accounting for Derivative Instruments and Hedging Activities

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

     (p)  Loss Per Share

          Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company adopted SFAS No. 128 Earnings Per Share. Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2001 and 2000 because common stock equivalents consisting of options and warrants to acquire 1,815,000 (2000 - 1,815,000) common stocks that are outstanding at December 31, 2001 and 2000, respective, are anti-dilutive, however, they may be dilutive in future.

     (q)  Comprehensive Income

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


                                      F12

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
 (Expressed in US Dollars)
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES  (continued)

     (r)  New Accounting Pronouncements

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


                                      F13

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
 (Expressed in US Dollars)
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES  (continued)

     (r)  New Accounting Pronouncements  (continued)

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

          In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of SFAS 132(R) does not have an impact on the Company's financial position or results of operations.

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


3.   ADVANCE RECEIVABLE

     Advance receivable is unsecured, non-interest bearing and is due on demand. The amount was settled for 244,683 shares of available-for-sale marketable securities in 2002.


                                      F14

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
 (Expressed in US Dollars)
================================================================================


4.   AVAILABLE-FOR-SALE SECURITIES

     ------------------------------------------------------------------------------------------
                                                Gross        Gross      Accumulated
                                           unrealized   unrealized       unrealized     Market
                                   Cost         gains       losses   gains (losses)      value
     ------------------------------------------------------------------------------------------
     December 31, 1999                   $    55,847
       Equity securities     $ 201,235                 $     2,520  $       53,227   $ 254,562
     Change during the year   (186,235)      (55,847)        7,224         (63,071)   (249,306)
     ------------------------------------------------------------------------------------------

     December 31, 2000          15,000             -         9,744          (9,744)      5,256
       Equity securities
     Change during the year          -         5,280         1,176           4,104       4,104
     ------------------------------------------------------------------------------------------

     December 31, 2001
       Equity securities     $  15,000   $     5,280   $    10,920  $       (5,640)  $   9,360
     ==========================================================================================

5.   MATERIALS AND SUPPLIES

     ------------------------------------------------------------------------------------------
                                                                                   2001   2000
     ------------------------------------------------------------------------------------------
     Materials and consumables                                                    $3,022  $   -
     Spare parts                                                                     473      -
     ------------------------------------------------------------------------------------------
     Total                                                                        $3,495  $   -
     ==========================================================================================

6.   PLANT AND EQUIPMENT

     ------------------------------------------------------------------------------------------
                                                                                 2001     2000
     ------------------------------------------------------------------------------------------
     Cost                                                                     $63,864   $58,396
     Accumulated depreciation                                                  (8,280)        -
     ------------------------------------------------------------------------------------------
     Net book value                                                            55,584    58,396
     Equipment to be installed                                                    475         -
     ------------------------------------------------------------------------------------------
     Total                                                                    $56,059   $58,396
     ==========================================================================================

     Plant and equipment is not insured. The concentration mill equipment has not yet been installed and is not in use.


                                      F15

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
 (Expressed in US Dollars)
================================================================================


7.   MINERAL PROPERTIES AND EXPLORATION LICENCES

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


8.   LONG-TERM DEBT

     The Company borrowed its long-term debt from a director of the Company, which is due on December 31, 2006, unsecured and interest free. Interest is imputed at the current borrowing rate available to the Company and credited to additional paid-in capital.


9.   STOCK OPTIONS

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


                                      F16

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
 (Expressed in US Dollars)
================================================================================


9.   STOCK OPTIONS  (continued)

     A summary of the Company's stock options activities is presented below:

     -----------------------------------------------------------------------------
                                                                         Weighted
                                                              Number of   Average
                                                                 Common  Exercise
                                                                 Shares     Price
     -----------------------------------------------------------------------------
     December 31, 1999, outstanding and exercisable                   -  $       -
     Granted                                                  1,815,000       0.20
     -----------------------------------------------------------------------------
     December 31, 2000 and 2001, outstanding and exercisable  1,815,000  $    0.20
     =============================================================================

     The Company did not grant any stock options in 2001.


10.  INCOME TAXES

     (a) The Company has estimated net losses for tax purposes to December 31, 2001, totalling approximately $1,267,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 2001 and 2000. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

          ----------------------------------------------------------------------
                                                               2001        2000
          ----------------------------------------------------------------------
          Tax loss carryforwards                          $ 127,000   $ 124,000
          Valuation allowance                              (127,000)   (124,000)
          ----------------------------------------------------------------------
                                                          $       -   $       -
          ======================================================================


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


                                    PART 111.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 2001 and December 31, 2002. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2001 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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


ITEM  10.  EXECUTIVE  COMPENSATION.

(A)  General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

----------------------------------------------------------------------------------------------------------
                             Annual Compensation              Long-Term Compensation
                            --------------------------------  --------------------------------------------
                                                              Awards                    Payments
                                                              ------------------------  ------------------
                                                                           Securities
                                                  Other                      Under-                 All
                                                  Annual      Restricted      Lying                other
                                                  Compen-        Stock      Options/      LTIP    Compen-
Name And             Year   Salary   Bonuses      Sation       Award(s)       SARs      Payouts    sation
Principal Position            ($)      ($)          ($)           ($)          (#)        ($)       ($)
(a)                   (b)     (c)      (d)          (e)           (f)          (g)        (h)       (i)
----------------------------------------------------------------------------------------------------------
Jorge L. Lacasa       2001      -0-       -0-            -0-  None         None         None           -0-
----------------------------------------------------------------------------------------------------------
 President and        2000      -0-       -0-            -0-  None         None         None           -0-
----------------------------------------------------------------------------------------------------------
 Director             1999      -0-       -0-            -0-  None         None         None           -0-
----------------------------------------------------------------------------------------------------------

None of the Company's officers or directors was party to an employment agreement with the Company. During the fiscal year ending December 31, 2001 the entire board of directors acted as the Company's compensation committee and audit committee.

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

Note 1. No options were awarded in 2001.

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

(D)  Long-Term Incentive Plans ("LTIP") Awards Table

     The Company does not have a Long-term Incentive Plan.

(E)  Compensation of Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2001 non-officers directors received a total of $0 in consulting fees.

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

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2001 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at December 31, 2001 there were 12,100,000 shares of Common Stock issued and outstanding.

(A)  Security Ownership of Certain Beneficial Owners

------------------------------------------------------------------------------------------
Name and Address of                              Amount and Nature of  Percentage of Class
Beneficial Owner                                   Beneficial Owner
------------------------------------------------------------------------------------------
Golden Country Consortium Ltd.                        1,000,000               8.264%
Pasea Estate
Road Town, Tortola, B.V.I.

------------------------------------------------------------------------------------------
Publix Overseas Ltd.                                  1,000,000               8.264%
Pasea Estate
Road Town, Tortola, B.V.I
(Beneficially owned by Agustin Gomez de Segura)


------------------------------------------------------------------------------------------
Bars Ltd.                                              920,000                7.603%
Rubliovskoye Shosse 16/4
Moscow, Russia

------------------------------------------------------------------------------------------
Boavista Securities Ltd.                               905,000                7.479%
12 Harcourt Road Central
Hong Kong

------------------------------------------------------------------------------------------
Redbridge Minerals (Overseas) Ltd.                     900,000                7.438%
5 Costis Palomas Street
Nicosia, Cyprus

------------------------------------------------------------------------------------------
Barrington Ltd.                                        800,000                6.612%
12 Remy Oliver Street
Fort Louis, Mauritius

------------------------------------------------------------------------------------------
Kastalia Ltd.                                          750,000                6.198%
12 Remy Oliver Street,
Fort Louis, Mauritius

------------------------------------------------------------------------------------------
Finiss Investments Ltd.                                630,000                5.207%
8 Acroplis Avenue
Nicosia, Cyprus
------------------------------------------------------------------------------------------

Note 1. The listed beneficial owner does not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.

(B)  Security Ownership of Management

------------------------------------------------------------------------------------------
Name and Address of                              Amount and Nature of  Percentage of Class
Beneficial Owner                                   Beneficial Owner

------------------------------------------------------------------------------------------
Officers and Directors (1)

Publix Overseas Ltd.                                  1,000,000               8.264%
Pasea Estate
Road Town, Tortola, B.V.I
(Beneficially owned by Agustin Gomez de Segura)

------------------------------------------------------------------------------------------
Alanco Development Inc.                                230,000                1.901%
Bank of America Bldg.
Panama City, Panama
(Beneficially owned by Jorge L. Lacasa)

------------------------------------------------------------------------------------------
Jorge L. Lacasa                                         7,500                   *
Valle de Laciana 31
D-28034 Madrid, Spain

------------------------------------------------------------------------------------------
Agustin Gomez de Segura                                 7,500                   *
Raimundo F. Villaverde 26,
E-28003 Madrid, Spain

------------------------------------------------------------------------------------------
Officers and Directors (2 persons)                    1,245,000              10.289%

------------------------------------------------------------------------------------------

Note 1. The listed beneficial owners do not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.
*  Less  than  1%.

(C)  Changes in Control

     There were no arrangements during the last completed fiscal year or subsequent period to December 31, 2002 which would result in a change in control of the Company.


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


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  Exhibits

3.1.1  Certificate of Incorporation *
3.1.2  Certificate of Amendment to the Certificate of Incorporation *
3.1.3  Certificate of Amendment to the Certificate of Incorporation *
3.2.1  By-laws *
31.1   Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002
32.1   Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002

-----
*  Previously  Filed

(B)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees:
     The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-QSB and in connection with statutory and regulatory filings or engagements during the 2001 fiscal year were $1,419 (2000 - $8,500).

Audit-Related  Fees:
     The aggregate fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under audit fees by Moore Stephens Ellis Foster Ltd. for fiscal 2001 were $ 0 (2000 - $0).

Tax  fees:
     The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by Moore Stephens Ellis Foster Ltd. for fiscal 2001 were $ 0 (2000
-  $0).

All  other  fees:
     The aggregate fees billed to the Company for products and services by Moore Stephens Ellis Foster Ltd. for fiscal 2001 were $ 0 (2000 - $0).

     The Audit Committee feels that the services rendered by Moore Stephens Ellis Foster Ltd. are compatible with maintaining the principal accountant's independence.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Eurasia  Gold  Fields,  Inc.
                                             ----------------------------
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

Date:  October 4, 2004                  BY:  /s/  Jorge  L.  Lacasa
       ---------------                       ----------------------
                                             Jorge  L.  Lacasa
                                             Director  and  President

Date:  October 4, 2004                  BY:  /s/  Agustin  Gomez  de Segura
       ---------------                       ------------------------------
                                             Agustin  Gomez  de  Segura
                                             Director