Form 10KSB
period 2002-12-31
EURASIA GOLD FIELDS INC
filed 2004-10-06
CIK 1058262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                  For the Fiscal year ended December 31, 2002

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

PO BOX 28165, Harbour Centre,
555 West Hastings Street, Vancouver, B.C., Canada             V6B 5L8
(Address  of  principal  executive  offices)                  (Zip Code)


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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. $39,682,500 as of October 4, 2004 (December 31, 2002 $38,160,489).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,315,000 shares of common stock were outstanding as of October 4, 2004 (December 31, 2002 - 13,222,113).

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

(B)  Significant Developments in Fiscal 2002 and Subsequent Events.

     In fiscal 2002 the Company issued 500,000 shares for cash of $975,000 and issued 622,113 shares upon exercise of stock options for gross proceeds of $124,422.

     The Company conducted exploration programs for gold mineralization on its properties in the Okinski district of the Republic of Buryatiya in south-eastern Siberia, Russia during 2002.

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

     Exploration expenses totalled $413,720 during the twelve-months ended December 31, 2002 (fiscal 2001 - $291,549).

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

(D)  Employees.

     Eurasia Gold Fields and its wholly owned subsidiaries employed 20 persons as of December 31, 2002, of which 0 were covered by collective bargaining agreements. The relationship of the Company and its subsidiaries with their employees and contractors is considered by the Company to be satisfactory. During 2002, 2001 and 2000, there were no strikes or walkouts.

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

             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
             --------------  ---------------  --------------  ---------------
2003 - High  $         3.05  $          3.05  $         2.80  $          2.95
2003 - Low   $         2.01  $          2.50  $         2.20  $          2.20
2002 - High  $         2.57  $          2.80  $         3.45  $          3.05
2002 - Low   $         1.85  $          1.75  $         2.10  $          2.50
2001 - High  $         1.50  $          1.90  $         1.70  $          2.70
2001 - Low   $         0.44  $          1.30  $         1.25  $          1.59

(b)  Holders:    As  of  December 31, 2002, there were 23 holders of record of the Common  Stock.
(c)  Dividends:  No  cash dividends were paid in 2002 or 2001. No cash dividends have been paid subsequent to December 31, 2001. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.
(d)  Securities authorized for issuance under equity compensation plan: None

     The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during 2002.

     1. 500,000 common shares were issued at $1.95 per share for cash proceed of $975,000. The shares were issued to two companies who reside outside of the United States of America.

     2. 622,113 common shares were issued on exercise of stock options for proceeds of $124,422. The shares were issued to two companies and one individual, all of whom reside outside the United States of America.

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

     The Company had no revenues during fiscal 2002 and 2001. Funds raised in fiscal 2002 and 2001 were used for exploration of the Company's properties and general administration.

(B)  Results  of  Operations.

(a) Twelve Months Ended December 31, 2002 (Fiscal 2002) versus Twelve Months Ended December 31, 2001 (Fiscal 2001)

          For the year ended December 31, 2002 the Company recorded a loss of $610,865 or $0.05 per share, compared to a loss of $377,762 ($0.03 per share) in 2001.

          General and administrative expenses - For the year ended December 31, 2002 the Company recorded general and administrative expenses of $175,745 (fiscal 2001 - $78,021). The fiscal 2002 amount includes professional fees
     - accounting $5,514 (fiscal 2001 - $10,154) and legal $8,024 (fiscal 2001 -
     $5,628).

          Exploration expenditures - For the year ended December 31, 2002 the Company recorded exploration expenses of $413,720, compared to $291,549 in fiscal 2001.

          Amortization  expenditures  - For the year ended December 31, 2002 the
     Company recorded depreciation costs of $21,400, compared to $8,280 in fiscal 2001.

(b) Twelve Months Ended December 31, 2001 (Fiscal 2001) versus Twelve Months Ended December 31, 2000 (Fiscal 2000)

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

(C)  Capital  Resources  and  Liquidity.

     At December 31, 2002, the Company had cash of $136,367 (2001 - $7,733) and working capital of $467,366 (2001 working capital of $97,756) respectively. Total liabilities as of December 31, 2002 were $641,184 as compared to $469,633 on December 31, 2001, an increase of $171,551. In Fiscal 2002 investing activities consisted of the purchase of available-for-sale securities $0 (2001 - $0) and additions to fixed assets $341,057 (2001 - $5,943). For the year ended December 31, 2002 the Company recorded a loss of $610,865 or $0.05 per share, compared to a loss of $377,762 ($0.03 per share) in 2001.

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

Plans for Year 2003

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

     The Company's exploration work program in 2003 will entail sampling of soils and outcrops on a grid basis to delineate geochemical anomalies, stream sediment sampling and geological and geophysical surveying, trenching and diamond drilling. The data assembled from this work will be used to determine whether: (i) further exploration and further diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

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

     Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2002 and 2001, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

     Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

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

ITEM 7.  FINANCIAL  STATEMENTS.

INDEX TO FINANCIAL STATEMENTS - December 31, 2001

       Financial Statements                          Page
       --------------------                          ----
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

Financial  Statement  Schedules  *

*Financial Statement Schedules have been omitted as not applicable

                    EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
                    (An exploration stage enterprise)
                    Consolidated Financial Statements
                    December 31, 2002 and 2001
                    (EXPRESSED IN US DOLLARS)



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

1650 West 1st Avenue
Vancouver, BC Canada V6J 1G1
Telephone: (604) 734-1112 Facsimile: (604) 714-5916
Website: www.ellisfoster.com
--------------------------------------------------------------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES ("THE COMPANY")
(An exploration stage enterprise)


We have audited the consolidated balance sheets of EURASIA GOLD FIELDS, INC. & SUBSIDIARIES (an exploration stage enterprise) as at December 31, 2002 and 2001, the consolidated statements of stockholders' equity, operations and cash flows for the period from May 22, 1995 (inception) to December 31, 2002 and for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and cash flows for the period from May 22, 1995 (inception) to December 31, 2002 and for the years ended December 31, 2002 and 2001 in conformity with generally accepted accounting principles in the United States.

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




Vancouver, Canada                           /s/ Moore Stephens Ellis Foster Ltd.
September 14, 2004                                   Chartered Accountants


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

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2002 and 2001
(EXPRESSED IN US DOLLARS)
=========================================================================================
                                                                  2002          2001
-----------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                                        $   136,367   $     7,733
  Advance receivable (Note 3)                                           -       135,922
  Other receivables                                                 9,288           727
  Available-for-sale securities (Note 4)                          131,848         9,360
  Materials and supplies (Note 5)                                  14,711         3,495
  Prepaid expenses and other assets                               233,503         8,542
-----------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                              525,717       165,779

MINERAL PROPERTIES AND EXPLORATION LICENCES (Note 7)                    -             -

PLANT AND EQUIPMENT (Note 6)                                      370,874        56,059
-----------------------------------------------------------------------------------------

TOTAL ASSETS                                                  $   896,591   $   221,838
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                    $    58,351   $    68,023

LONG-TERM DEBT - related party (Note 8)                           582,833       401,610
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                 641,184       469,633
-----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
    50,000,000 common shares, with par value of $0.001 each
  Issued:
    13,222,113 common shares (2001 - 12,100,000)                   13,222        12,100

ADDITIONAL PAID-IN CAPITAL                                      5,852,393     4,739,595

ACCUMULATED DEFICIT DURING EXPLORATION STAGE                   (5,604,715)   (4,993,850)

ACCUMULATED OTHER COMPREHENSIVE LOSS                               (5,493)       (5,640)
-----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                           255,407      (247,795)
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)       $   896,591   $   221,838
=========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F3

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
From May 22, 1995 (inception) to December 31, 2002
(EXPRESSED IN US DOLLARS)
===============================================================================================================================
                                                                                                       Accumulated
                                                                                        Accumulated       other
                                                                            Compre-       deficit        compre-       Total
                                             Common stock     Additional    hensive       during         hensive       stock-
                                         -------------------    paid-in      income     exploration      income       holders'
                                           Shares    Amount     capital      (loss)        stage         (loss)        equity
-------------------------------------------------------------------------------------------------------------------------------

ISSUED FOR CASH, June 1, 1995                   100  $   100  $     4,900  $       -   $          -   $          -   $   5,000

COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                          -        -            -     (5,000)        (5,000)             -      (5,000)
-------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                            (5,000)
                                                                           ==========

BALANCE, December 31, 1995 and 1996             100      100        4,900          -         (5,000)             -           -
STOCK SPLIT, 1,000:1 on August 14, 1997      99,900        -            -          -              -              -           -
ISSUANCE OF STOCK FOR MINERAL
  PROPERTY RIGHTS,
  December 8, 1997                        7,000,000    7,000            -          -              -              -       7,000
ISSUANCE OF STOCK FOR CASH,               3,000,000    3,000      297,000          -              -              -     300,000
  December 22, 1997
COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                          -        -            -     (6,362)        (6,362)             -      (6,362)
-------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                            (6,362)
                                                                           ==========
BALANCE, December 31, 1997               10,100,000   10,100      301,900          -        (11,362)             -     300,638
ISSUANCE OF STOCK FOR CASH,               2,000,000    2,000      698,000          -              -              -     700,000
  January 12, 1998
COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                          -        -            -   (307,466)      (307,466)                  (307,466)
 - Change in unrealized loss                      -        -            -    (27,027)             -        (27,027)    (27,027)
-------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                          (334,493)
                                                                           ==========
BALANCE, December 31, 1998               12,100,000   12,100      999,900                  (318,828)       (27,027)    666,145
COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year                          -        -            -   (213,144)      (213,144)             -    (213,144)
 - Change in unrealized gains                     -        -            -     80,354              -         80,354      80,354
-------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                          (132,790)
                                                                           ==========
BALANCE, December 31, 1999               12,100,000  $12,100  $   999,900              $   (531,972)  $     53,327   $ 533,355
===========================================================================          ==========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F4

EURASIA  GOLD  FIELDS,  INC.  &  SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
From May 22, 1995 (inception) to December 31, 2002
(EXPRESSED IN US DOLLARS)
=============================================================================================================================
                                                                                                   Accumulated
                                                                                    Accumulated          other
                                                                         Compre-        deficit         compre-         Total
                                       Common stock     Additional       hensive         during         hensive        stock-
                                    -----------------      paid-in        income    exploration          income      holders'
                                    Shares    Amount       capital        (loss)         stage            (loss)       equity
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1999        12,100,000  $12,100  $   999,900   $         -   $   (531,972)  $     53,327   $   533,355
Imputed interest - related party           -        -        6,569             -              -              -         6,569
Stock-based compensation                   -        -    3,716,200             -              -              -     3,716,200

COMPONENT OF COMPREHENSIVE LOSS
- Net loss for the year                    -        -            -    (4,084,116)    (4,084,116)             -    (4,084,116)
- Change in unrealized loss                -        -            -       (63,071)             -        (63,071)      (63,071)
-----------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                    (4,147,187)
                                                                      ===========
BALANCE, December 31, 2000        12,100,000   12,100    4,722,669             -     (4,616,088)        (9,744)      108,937
Imputed interest - related party           -        -       16,926             -              -              -        16,926

COMPONENT OF COMPREHENSIVE LOSS
- Net loss for the year                    -        -            -      (377,762)      (377,762)             -      (377,762)
- Change in unrealized gains               -        -            -         4,104              -          4,104         4,104
-----------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                      (373,658)
                                                                         ========
BALANCE, December 31, 2001        12,100,000   12,100    4,739,595                   (4,993,850)        (5,640)     (247,795)
Issuance of stock for cash           622,113      622      123,800             -              -              -       124,422
Exercise of stock options            500,000      500      974,500             -              -              -       975,000
Finders' fee                               -        -      (10,000)            -              -              -       (10,000)
Imputed interest - related party           -        -       24,498             -              -              -        24,498

COMPONENT OF COMPREHENSIVE LOSS
- Net loss for the year                    -        -            -      (610,865)      (610,865)             -      (610,865)
- Change in unrealized gains               -        -            -           147              -            147           147
-----------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                      (610,718)
                                                                        =========
BALANCE, December 31, 2002        13,222,113  $13,222  $ 5,852,393                 $ (5,604,715)  $     (5,493)  $   255,407
===================================================================                ==========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F5

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations
(EXPRESSED IN US DOLLARS)
=========================================================================================
                                                      May 22           Year          Year
                                             1995 (inception)         Ended         Ended
                                              to December 31    December 31   December 31
                                                        2002           2002          2001
-----------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Administrative and general                  $    414,945   $    121,681   $     56,821
  Depreciation                                      29,680         21,400          8,280
  Foreign exchange (gain)                          (29,498)        (5,275)       (25,065)
  Interest expenses                                 56,454         25,899         17,331
  Professional fees - accounting and legal         160,159         13,538         15,782
  Salaries and consulting fees                     198,981         19,902         13,152
  Stock-based compensation                       3,716,200              -              -
-----------------------------------------------------------------------------------------

                                                 4,546,921        197,145         86,301

EXPLORATION EXPENSES                             1,124,460        413,720        291,549
-----------------------------------------------------------------------------------------

TOTAL EXPENSES                                   5,671,381        610,865        377,850
-----------------------------------------------------------------------------------------

OTHER INCOME
  Interest income                                   61,980              -             88
  Gain on sale of securities                         4,686              -              -
-----------------------------------------------------------------------------------------

TOTAL OTHER INCOME                                  66,666              -             88
-----------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                       $ (5,604,715)  $   (610,865)  $   (377,762)
=========================================================================================

LOSS PER SHARE                                               $      (0.05)  $      (0.03)
=========================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                            12,268,330     12,100,000
=========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F6

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(EXPRESSED IN US DOLLARS)
=========================================================================================================
                                                                     May 22           Year           Year
                                                            1995 (inception)         Ended          Ended
                                                             to December 31    December 31    December 31
                                                                       2002           2002           2001
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                                     $ (5,604,715)  $   (610,865)  $   (377,762)
  Adjustment to reconcile net loss to
    net cash used in operating activities:
    - depreciation                                                  34,522         26,242          8,280
    - realized (gain) on sale of marketable securities              (4,687)             -              -
    - imputed interest expenses                                     47,993         24,498         16,926
    - issuance of common stock for
       mineral properties                                            7,000              -              -
    - stock-based compensation                                   3,716,200              -              -
  Changes in assets and liabilities:
    - decrease (increase) in notes receivables                    (122,341)        13,581          6,829
    - decrease (increase) in other receivables                      (9,288)        (8,561)        28,253
    - increase in inventories                                      (14,711)       (11,216)        (3,495)
    - increase in prepaid expenses and deposits                   (233,503)      (224,961)        (8,542)
    - increase (decrease) in accounts payable                       53,351        (19,672)        41,178
---------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                           (2,130,179)      (810,954)      (288,333)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Proceeds from sale of securities                                 209,970              -              -
  Purchase of available-for-sale securities                       (220,283)             -              -
  Purchase of plant and equipment                                 (405,396)      (341,057)        (5,943)
---------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                             (415,709)      (341,057)        (5,943)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stocks                        2,099,422      1,099,422              -
  Proceeds from borrowings                                         582,833        181,223        298,484
---------------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                               2,682,255      1,280,645        298,484
---------------------------------------------------------------------------------------------------------

INCREASE IN CASH FOR THE PERIOD                                    136,367        128,634          4,208

CASH AND CASH EQUIVALENTS, beginning of period                           -          7,733          3,525
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                      $    136,367   $    136,367   $      7,733
=========================================================================================================

NON-CASH OPERATING ACTIVITIES

Available-for-sale securities received from debt settlement                  $    122,341   $          -
=========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F7

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in US Dollars)
================================================================================


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


                                       F8

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in US Dollars)
================================================================================


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

     (c)  Cash  and  Cash  Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2002 and 2001, cash and cash equivalents consist of cash only.

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

     (f)  Mineral  Properties  and  Exploration  Expenses

          Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are determined. At such time that proven or probable reserves are established, the Company will capitalize all costs to the extent that future cash flow from ore reserves equals or exceeds the costs deferred. The deferred costs will be amortized using unit-of-production method when a property reaches commercial production. As at December 31, 2002, the Company did not have proven or probable reserve.


                                       F9

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in US Dollars)
================================================================================


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

          As at December 31, 2002 and 2001, the Company does not have any asset retirement obligations.

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


                                      F10

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in US Dollars)
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     (k)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2002 and 2001.

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

     (m)  Fair Value of Financial Instruments and Concentration of Risks

          The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term maturity of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions. As at December 31, 2002 and 2001, the balance placed in these financial institutions did not exceed the insured limit. Management is of the opinion that the Company is not exposed to significant interest and currency risks arising from these financial instruments.

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


                                      F11

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in US Dollars)
================================================================================


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

     (p)  Loss  Per  Share

          Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company adopted SFAS No. 128 Earnings Per Share. Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2002 and 2001 because common stock equivalents consisting of options and warrants to acquire 1,192,887 (2001 - 1,815,000) common stocks that are outstanding at December 31, 2002 and 2001, respective, are anti-dilutive, however, they may be dilutive in future.

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


                                      F12

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in US Dollars)
================================================================================


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


                                      F13

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in US Dollars)
================================================================================


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


                                      F14

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in US Dollars)
================================================================================


4.   AVAILABLE-FOR-SALE  SECURITIES

-------------------------------------------------------------------------------------
                                     Gross        Gross       Accumulated
                                  unrealized   unrealized     unrealized      Market
                          Cost       gains       losses     gains (losses)    value
-------------------------------------------------------------------------------------

December 31, 2000       $ 15,000  $         -  $     9,744  $       (9,744)  $  5,256
  Equity securities
Change during the year         -        5,280        1,176           4,104      4,104
-------------------------------------------------------------------------------------

December 31, 2001         15,000        5,280       10,920          (5,640)     9,360
  Equity securities
Change during the year   122,341        6,240        6,093             147    122,488
-------------------------------------------------------------------------------------

December 31, 2002       $137,341  $    11,520  $    17,013  $       (5,493)  $131,848
  Equity securities
=====================================================================================

5.   MATERIALS  AND  SUPPLIES

-------------------------------------------------------------------------------------
                                                                      2002      2001
-------------------------------------------------------------------------------------
Materials and consumables                                   $        2,280   $ 3,022
Fuel                                                                11,757         -
Spare parts                                                            674       473
-------------------------------------------------------------------------------------
Total                                                       $       14,711   $ 3,495
=====================================================================================

6.   PLANT  AND  EQUIPMENT

-------------------------------------------------------------------------------------
                                                                      2002      2001
-------------------------------------------------------------------------------------
Cost                                                        $      248,234   $63,864
Accumulated depreciation                                           (34,522)   (8,280)
Net book value                                                     249,712    55,584
Equipment to be installed                                          121,162       475
Total                                                       $      370,874   $56,059
=====================================================================================

     Plant and equipment is not insured. The concentration mill equipment has not yet been installed and is not in use.


                                      F15

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in US Dollars)
================================================================================


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

9.   STOCK  OPTIONS

     The Company has a stock option plan (the "Plan"). Under the Plan, the Company may grant options to directors, officers, employees and other service providers. The Plan is administered by the Board of Directors. The exercise price associated with each grant is determined by the Board of Directors. Each option entitles its holder to purchase one common share of the Company. A summary of the Company's stock options activities is presented below:

-------------------------------------------------------------------------------------
                                                           Number        Weighted
                                                         of Common       Average
                                                           Shares     Exercise Price
-------------------------------------------------------------------------------------
December 31, 2000 and 2001, outstanding and exercisable  1,815,000   $          0.20
Exercised                                                 (622,113)            (0.20)
-------------------------------------------------------------------------------------
December 31, 2002, outstanding and exercisable           1,192,887   $          0.20
=====================================================================================

     The remaining contractual life of the stock options outstanding as at December 31, 2002 is 2.2 years. The Company did not grant any stock options in 2002 and 2001.


                                      F16

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in US Dollars)
================================================================================


10.  INCOME  TAXES

     (a) The Company has estimated net losses for tax purposes to December 31, 2002, totalling approximately $1,882,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 2002 and 2001. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

----------------------------------------------
                           2002        2001
----------------------------------------------

Tax loss carryforwards  $ 208,000   $ 127,000
Valuation allowance      (208,000)   (127,000)
----------------------------------------------
                        $       -   $       -
==============================================


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


                                    PART 111.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 2002 and December 31, 2003. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

Name                      Position
----                      --------

---------------------------------------------------------------------------------------------
Jorge L. Lacas            Age 62, President and Director - November 25, 1997 to current, a
                          President of Alanco Development Inc., a project finance company
                          Between 1993 and 1997 advisor to United States gas company
                          Enron in the Commonwealth of Independent States ("CIS").
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Agustin Gomez de Segura   Age 51, Director since April 17, 1998. 1994 to 1998 Vice President of the Russian investment bank Alina-Moscow.
---------------------------------------------------------------------------------------------

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2002 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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


ITEM 10.  EXECUTIVE  COMPENSATION.

(A)  General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

---------------------------------------------------------------------------------------------------------
                                 Annual Compensation       Long-Term Compensation
                                 ------------------------------------------------------------------------
                                                           Awards                    Payments
                                                           ----------------------------------------------
                                                                        Securities
                                                 Other                     Under-                  All
                                                 Annual    Restricted      Lying                  other
                                                 Compen-     Stock        Options/     LTIP       Compen-
    Name And          Year  Salary   Bonuses     Sation      Award(s)       SARs      Payouts     sation
Principal Position            ($)      ($)        ($)          ($)           (#)        ($)        ($)
       (a)             (b)    (c)      (d)        (e)          (f)           (g)        (h)        (i)
---------------------------------------------------------------------------------------------------------
Jorge L. Lacasa       2002    -0-      -0-        -0-         None          None        None       -0-
---------------------------------------------------------------------------------------------------------
  President and       2001    -0-      -0-        -0-         None          None        None       -0-
---------------------------------------------------------------------------------------------------------
  Director            2000    -0-      -0-        -0-         None          None        None       -0-
---------------------------------------------------------------------------------------------------------

None of the Company's officers or directors was party to an employment agreement with the Company. During the fiscal year ending December 31, 2002 the entire board of directors acted as the Company's compensation committee and audit committee.

(B)  Options/SAR  Grants  Table

     The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

-----------------------------------------------------------------------------------
                  Option/SAR Grants in Last Fiscal Year
                         (Individual Grants)
-----------------------------------------------------------------------------------
                                    Percent Of
                     Number of    Total Options/
                    Securities     SARs Granted
                    Underlying     To Employees    Exercise Or
                    Option/SARs     In Fiscal       Base Price    Expiration Date
       Name         Granted (#)        Year           ($/Sh)         (M/D/Y)
       (a)              (b)             (c)             (d)            (e)
-----------------------------------------------------------------------------------
Jorge L. Lacasa        None             0%             $ 0
-----------------------------------------------------------------------------------

Note 1.  No  options  were  awarded  in  2002.

(C)  Aggregated  Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

-----------------------------------------------------------------------------------------------
     AGGREGATED OPTION /SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
===============================================================================================
                                                              Number of
                                                              Securities          Value Of
                                                              Underlying         Unexercised
                                                             Unexercised         In-The-Money
                       Shares                                Options/SARs        Options/SARs
                      Acquired            Value              At FY-End ($)      At FY-End ($0.170)
                     On Exercise         Realized            Exercisable/         Exercisable/
     Name               (#)                ($)               Unexercisable       Unexercisable
     (a)                (b)                (c)                    (d)                 (e)
-----------------------------------------------------------------------------------------------
Jorge L. Lacasa         None               None                  None            $             0
-----------------------------------------------------------------------------------------------

(D)  Long-Term Incentive Plans ("LTIP") Awards Table

     The Company does not have a Long-term Incentive Plan.

(E)  Compensation  of  Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2002 non-officers directors received a total of $0 in consulting fees.

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

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2002 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at December 31, 2002 there were 13,222,113 shares of Common Stock issued and outstanding.

(A)  Security Ownership of Certain Beneficial Owners

-------------------------------------------------------------------------------
     Name and Address of            Amount and Nature of  Percentage of Class
      Beneficial Owner               Beneficial Owner
-------------------------------------------------------------------------------
Golden Capital Securities Ltd.               1,025,000                7.752%
168 - 1177 West Hastings Street,
Vancouver, B.C., Canada V6E 2K3
-------------------------------------------------------------------------------

Golden Country Consortium Ltd.(1)            1,000,000                7.563%
Pasea Estate
Road Town, Tortola, B.V.I.
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
Boavista Securities Ltd.(1)                    905,000                6.845%
12 Harcourt Road Central
Hong Kong
-------------------------------------------------------------------------------

Barrington Ltd.(1)                             800,000                6.050%
12 Remy Oliver Street
Fort Louis, Mauritius
-------------------------------------------------------------------------------

Note 1. The listed beneficial owner does not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.

(B)  Security  Ownership  of  Management

--------------------------------------------------------------------------------------------
         Name and Address of                       Amount and Nature of  Percentage of Class
          Beneficial Owner                           Beneficial Owner
--------------------------------------------------------------------------------------------
Officers and Directors (1)
--------------------------------------------------------------------------------------------
Delta Capital Establishment Aeulestrasse 5                    481,950                3.645%
FL9490 Vaduz Liechtenstein
(Beneficially owned by Agustin Gomez de Segura)

--------------------------------------------------------------------------------------------
Alanco Development Inc.(1)                                      5,000                    *
Bank of America Bldg.
Panama City, Panama
(Beneficially owned by Jorge L. Lacasa)

--------------------------------------------------------------------------------------------
Jorge L. Lacasa                                                 7,500                    *
Valle de Laciana 31
D-28034 Madrid, Spain

--------------------------------------------------------------------------------------------
Agustin Gomez de Segura                                         7,500                    *
Raimundo F. Villaverde 26,
E-28003 Madrid, Spain

--------------------------------------------------------------------------------------------
Officers and Directors (2 persons)                            501,950                3.796%

--------------------------------------------------------------------------------------------

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

------
*  Previously  Filed

(B)  Reports  on  Form  8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.


ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit Fees:
     The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-QSB and in connection with statutory and regulatory filings or engagements during the 2002 fiscal year were $2,500 (2001 - $1,419).

Audit-Related Fees:
     The aggregate fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under audit fees by Moore Stephens Ellis Foster Ltd. for fiscal 2002 were $ 0 (2001 - $0).

Tax fees:
     The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by Moore Stephens Ellis Foster Ltd. for fiscal 2002 were $ 0 (2001
-  $0).

All other fees:
     The aggregate fees billed to the Company for products and services by Moore Stephens Ellis Foster Ltd. for fiscal 2002 were $ 0 (2001 - $0).

     The Audit Committee feels that the services rendered by Moore Stephens Ellis Foster Ltd. are compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Eurasia Gold Fields, Inc.
                                          -------------------------
                                          Registrant

Date:  October 4, 2004               BY:  /s/ Jorge L. Lacasa
       ---------------                    -------------------
                                          Jorge  L.  Lacasa
                                          Director


Date:  October 4, 2004               BY:  /s/ Agustin Gomez de Segura
       ---------------                    ---------------------------
                                          Agustin  Gomez  de  Segura
                                          Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  October 4, 2004               BY:  /s/ Jorge L. Lacasa
       ---------------                    -------------------
                                          Jorge  L.  Lacasa
                                          Director  and  President

Date:  October 4, 2004               BY:  /s/ Agustin Gomez de Segura
       ---------------                    ---------------------------
                                          Agustin Gomez de Segura
                                          Director