Form 10KSB
period 2003-12-31
EURASIA GOLD FIELDS INC
filed 2004-10-06
CIK 1058262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                  For the Fiscal year ended December 31, 2003

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. $39,682,500 as of October 4, 2004 (December 31, 2003 $38,560,500).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,315,000 shares of common stock were outstanding as of October 4, 2004 (December 31, 2003 - 14,415,000).

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

ORGANIZATION STUCTURE

                                [GRAPHIC OMITTED]

                          [Eurasia Gold Fields, Inc.]
                                        |
                                   [OOO RDDM]
                                        |
                                  [OOO Arkhey]
                                        |
                         [OOO Startelskaya Artel Kitoy]

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

OOO Startelskaya Artel Kitoy ("Kitoy") Incorporated in Moscow, Russia on
              November 30, 1996 and is a 100% wholly owned subsidiary of Arkhey;

(B)  Significant Developments in Fiscal 2003 and Subsequent Events.

     In fiscal 2003 the Company issued 1,192,887 shares upon exercise of stock options for gross proceeds of $238,578.

     The Company conducted exploration programs for gold mineralization on its properties in the Okinski district of the Republic of Buryatiya in south-eastern Siberia, Russia during 2003.

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

     Exploration expenses totalled $481,160 during the twelve-months ended December 31, 2003 (fiscal 2002 - $413,720).

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

(D)  Employees.

     Eurasia Gold Fields and its wholly owned subsidiaries employed 68 persons as of December 31, 2003, of which 0 were covered by collective bargaining agreements. The relationship of the Company and its subsidiaries with their employees and contractors is considered by the Company to be satisfactory. During 2003, 2002 and 2001, there were no strikes or walkouts.

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

                                    PART 11

ITEM 5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

(a) The Common Stock of the Company has been quoted on the Pink Sheets since November 18, 1999. The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the Pink Sheets for the last two years. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
             --------------  ---------------  --------------  ---------------
2003 - High  $         3.90  $          4.20  $         3.30  $          2.75
2003 - Low   $         2.45  $          2.30  $         2.00  $          2.75
2003 - High  $         3.05  $          3.05  $         2.80  $          2.95
2003 - Low   $         2.01  $          2.50  $         2.20  $          2.20
2002 - High  $         2.57  $          2.80  $         3.45  $          3.05
2002 - Low   $         1.85  $          1.75  $         2.10  $          2.50

(b)  Holders:       As  of December 31, 2003, there were 21 holders of record of the  Common  Stock.
(c)  Dividends:     No  cash  dividends  were  paid  in  2003  or  2002. No cash dividends  have  been  paid subsequent to December 31, 2003.
                    The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.
(d)  Securities authorized for issuance under equity compensation plan: None

     The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during 2003.

     1. 1,192,887 common shares were issued on exercise of stock options for proceeds of $238,578. The shares were issued to two companies, both of whom reside outside the United States of America.

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

The Company had no revenues during fiscal 2003 and 2002. Funds raised in fiscal 2003 and 2002 were used for exploration of the Company's properties and general administration.

(B)  Results  of  Operations.

(a) Twelve Months Ended December 31, 2003 (Fiscal 2003) versus Twelve Months Ended December 31, 2002 (Fiscal 2002)

          For the year ended December 31, 2003 the Company recorded a loss of $804,603 or $0.06 per share, compared to a loss of $610,865 ($0.05 per share) in 2002.

          General and administrative expenses - For the year ended December 31, 2003 the Company recorded general and administrative expenses of $272,931 (fiscal 2002 - $175,745). The fiscal 2003 amount includes professional fees
     -  accounting $8,750 (fiscal 2002 - $5,514) and legal $1,150 (fiscal 2002 -
     $8,024).

          Exploration expenditures - For the year ended December 31, 2003 the Company recorded exploration expenses of $481,160, compared to $413,720 in fiscal 2002.

          Amortization  expenditures  - For the year ended December 31, 2003 the
     Company recorded depreciation costs of $50,512, compared to $21,400 in fiscal 2002.

(b) Twelve Months Ended December 31, 2002 (Fiscal 2002) versus Twelve Months Ended December 31, 2001 (Fiscal 2001)

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

(C)  Capital  Resources  and  Liquidity.

     At December 31, 2003, the Company had cash of $31,035 (2002 - $136,367) and working capital of $67,290 (2002 working capital - $467,366) respectively. Total liabilities as of December 31, 2003 were $491,781 as compared to $641,184 on December 31, 2002, a decrease of $149,403. In Fiscal 2003 investing activities consisted of additions to fixed assets $186,753 (2002 - $341,057). For the year ended December 31, 2003 the Company recorded a loss of $804,603 or $0.06 per share, compared to a loss of $610,865 ($0.05 per share) in 2002.

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

Plans for Year 2004

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

     The Company's exploration work program in 2004 will entail sampling of soils and outcrops on a grid basis to delineate geochemical anomalies, stream sediment sampling and geological and geophysical surveying, trenching and diamond drilling. The data assembled from this work will be used to determine whether: (i) further exploration and further diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

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

     Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2003 and 2002, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

     Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

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


ITEM 7.  FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS - December 31, 2001

                     Financial Statements                 Page
                     --------------------                 ----
     Report  of  Independent  Accountants             F-2
     Balance Sheets                                   F-3
     Statements of Stockholders' Equity (Deficiency)  F-4
     Statements of Operations                         F-7
     Statements of Cash Flows                         F-8
     Significant Accounting Policies                  F-9 to F-15
     Notes to Financial Statements                    F-15 to F-18

Financial Statement Schedules *

*Financial Statement Schedules have been omitted as not applicable

                    EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
                    (An exploration stage enterprise)
                    Consolidated Financial Statements
                    December 31, 2003 and 2002
                    (Expressed in US Dollars)




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

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES ("THE COMPANY")
(An exploration stage enterprise)


We have audited the consolidated balance sheets of EURASIA GOLD FIELDS, INC. & SUBSIDIARIES (an exploration stage enterprise) as at December 31, 2003 and 2002, the consolidated statements of stockholders' equity, operations and cash flows for the period from May 22, 1995 (inception) to December 31, 2003 and for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and cash flows for the period from May 22, 1995 (inception) to December 31, 2003 and for the years ended December 31, 2003 and 2002 in conformity with generally accepted accounting principles in the United States.

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



                                        /s/ Morre Stephens Ellis Foster LTD

VANCOUVER, CANADA
September 14, 2004
                                               Chartered  Accountants


                                       F2

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2003 and 2002
(EXPRESSED IN US DOLLARS)
===========================================================================================
                                                                        2003          2002
-------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash                                                           $    31,035   $   136,367
  Other receivables                                                   15,474         9,288
  Available-for-sale securities (Note 3)                              65,783       131,848
  Materials and supplies (Note 4)                                     35,653        14,711
  Prepaid expenses and other assets                                   41,197       233,503
-------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                 189,142       525,717

MINERAL PROPERTIES AND EXPLORATION LICENCES (Note 6)                       -             -

PLANT AND EQUIPMENT (Note 5)                                         487,747       370,874
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $   676,889   $   896,591
===========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                       $   121,852   $    58,351

LONG-TERM DEBT - related party (Note 7)                              369,929       582,833
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    491,781       641,184
-------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    50,000,000 common shares, with par value of $0.001 each
  Issued and outstanding:
    14,415,000 common shares (2003 - 13,222,113)                      14,415        13,222

ADDITIONAL PAID-IN CAPITAL                                         6,101,594     5,852,393

COMMON STOCK TO BE ISSUED                                            549,975             -

ACCUMULATED DEFICIT DURING EXPLORATION STAGE                      (6,409,318)   (5,604,715)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                 (71,558)       (5,493)
-------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                           185,108       255,407
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   676,889   $   896,591
===========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F3

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
From  May 22, 1995 (inception) to December 31, 2003
(EXPRESSED IN US DOLLARS)
=====================================================================================================================
                                                                                 Accumulated
                                                         Compre-      deficit      compre-     Accumulated  Total
                               Common stock  Additional  hensive      during       hensive       other
                               ------------   paid-in    income     exploration    income       holders'    stock-
                                  Shares       Amount    capital      (loss)        stage       (loss)      equity
---------------------------------------------------------------------------------------------------------------------

ISSUED FOR CASH, June 1, 1995            100  $     100  $   4,900  $         -  $          -  $         -  $   5,000

COMPONENT OF COMPREHENSIVE
 LOSS
 - Net loss for the year                   -          -          -       (5,000)       (5,000)           -     5,000)
---------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                       (5,000)
                                                                       =========
BALANCE, December 31, 1995
and 1996                                 100        100      4,900            -        (5,000)           -          -
STOCK SPLIT, 1,000:1 on
 August 14, 1997                      99,900          -          -            -             -            -          -
ISSUANCE OF STOCK FOR MINERAL
 PROPERTY RIGHTS,
  December 8, 1997                 7,000,000      7,000          -            -             -            -      7,000
ISSUANCE OF STOCK FOR CASH,
 December 22, 1997                 3,000,000      3,000    297,000            -             -            -    300,000
COMPONENT OF COMPREHENSIVE
 LOSS
 - Net loss for the year                   -          -          -       (6,362)       (6,362)           -    (6,362)
---------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                       (6,362)
                                                                       =========
BALANCE, December 31, 1997        10,100,000     10,100    301,900            -       (11,362)           -    300,638
ISSUANCE OF STOCK FOR CASH,
 January 12, 1998                  2,000,000      2,000    698,000            -             -            -    700,000
COMPONENT OF COMPREHENSIVE
 LOSS
 - Net loss for the year                   -          -          -     (307,466)     (307,466)    (307,466)
 - Change in unrealized loss               -          -          -      (27,027)            -      (27,027)  (27,027)
---------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                     (334,493)
                                                                       =========
BALANCE, December 31, 1998        12,100,000     12,100   999,900                     (318,828)    (27,027)   666,145
COMPONENT OF COMPREHENSIVE
 LOSS
 - Net loss for the year                   -          -          -     (213,144)      (213,144)          -  (213,144)
 - Change in unrealized gains              -          -          -       80,354             -       80,354  0  80,354
---------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                     (132,790)
                                                                       =========
BALANCE, December 31, 1999        12,100,000  $  12,100  $ 999,900               $  (531,972)  $    53,327  $ 533,355
=======================================================================         =====================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F4

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
From May 22, 1995 (inception) to December 31, 2003
(EXPRESSED  IN  US  DOLLARS)
================================================================================================================================
                                                                                                       Accumulated
                                                                                         Accumulated       other
                                                                            Compre-          deficit      compre-        Total
                                         Common stock        Additional     hensive           during      hensive        stock-
                                         ------------           paid-in      income      exploration       income      holders'
                                     Shares        Amount       capital       (loss)           stage        (loss)       equity
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999         12,100,000   $     12,100  $  999,900   $         -   $   (531,972)  $  53,327   $   533,355
Imputed interest - related party            -              -       6,569             -              -           -         6,569
Stock-based compensation                    -              -   3,716,200             -              -           -     3,716,200
COMPONENT OF COMPREHENSIVE
LOSS
 - Net loss for the year                    -              -           -    (4,084,116)    (4,084,116)          -    (4,084,116)
 - Change in unrealized loss                -              -           -       (63,071)             -     (63,071)      (63,071)
--------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                          (4,147,187)
                                                                           ============
BALANCE, December 31, 2000         12,100,000         12,100   4,722,669             -     (4,616,088)     (9,744)      108,937
Imputed interest - related party            -              -      16,926             -              -           -        16,926
COMPONENT OF COMPREHENSIVE LOSS

 - Net loss for the year                    -              -           -      (377,762)      (377,762)          -      (377,762)
 - Change in unrealized gains               -              -           -         4,104              -       4,104         4,104
--------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                            (373,658)
                                                                           ============

BALANCE, December 31, 2001         12,100,000         12,100   4,739,595                   (4,993,850)     (5,640)     (247,795)
Issuance of stock for cash            622,113            622     123,800             -              -           -       124,422
Exercise of stock options             500,000            500     974,500             -              -           -       975,000
Finders' fee                                -              -     (10,000)            -              -           -       (10,000)
Imputed interest - related party            -              -      24,498             -              -           -        24,498
COMPONENT OF COMPREHENSIVE
 - Net loss for the year                    -              -           -      (610,865)      (610,865)          -      (610,865)
 - Change in unrealized gains               -              -           -           147              -         147           147
--------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                                            (610,718)
                                                                           ============
BALANCE, December 31, 2002         13,222,113   $     13,222  $5,852,393                 $(5,604,715)  $     (5,493)  $ 255,407
===========================================================================            =========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F5

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
From May 22, 1995 (inception) to December 31, 2003
(EXPRESSED IN US DOLLARS)

                                                                                                       Accumulated
                                                                                          Accumulated    other
                                                                              Compre-        deficit     compre-        Total
                                  Common stock    Additional     Common       hensive        during      hensive       stock-
                            ----------------------   paid-in     stock to      income      exploration    income     holders'
                               Shares      Amount    capital    be issued      (loss)         stage       (loss)       equity
------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2002    13,222,113  $ 13,222  $5,852,393  $        -  $          -  $ (5,604,715)  $ (5,493)  $ 255,407

Exercise of stock options     1,192,887      1,193     237,385           -             -                              238,578

Common stock to be issued             -          -           -     549,975             -             -          -     549,975

Imputed interest - related
 party                                -          -      11,816           -             -             -          -      11,816

COMPONENT OF COMPREHENSIVE LOSS
 - Net loss for the year              -          -           -           -      (804,603)     (804,603)         -    (804,603)
 - Change in unrealized loss          -          -           -           -       (66,065)            -    (66,065)    (66,065)
------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                              (870,668)
                                                                           ==============
BALANCE, December 31, 2003   14,415,000   $ 14,415  $6,101,594  $  549,975                $(6,409,318)    $ (71,558)  $185,108
==========================================================================               =====================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F6

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations
(EXPRESSED IN US DOLLARS)
====================================================================================
                                                 May 22          Year           Year
                                       1995 (inception)         Ended          Ended
                                         to December 31   December 31    December 31
                                                   2003          2003           2002
------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Administrative and general                $   626,437   $   211,492   $   121,681
  Depreciation                                   80,192        50,512        21,400
  Foreign exchange (gain) loss                   (7,002)       22,496        (5,275)
  Interest expenses                              70,552        14,098        25,899
  Professional fees - accounting and legal      170,059         9,900        13,538
  Salaries and consulting fees                  213,926        14,945        19,902
  Stock-based compensation                    3,716,200             -             -
------------------------------------------------------------------------------------
                                              4,870,364       323,443       197,145

EXPLORATION EXPENSES                          1,605,620       481,160       413,720
------------------------------------------------------------------------------------
TOTAL EXPENSES                                6,475,984       804,603       610,865
------------------------------------------------------------------------------------
OTHER INCOME
  Interest income                                61,980             -             -
  Gain on sale of securities                      4,686             -             -
------------------------------------------------------------------------------------
TOTAL OTHER INCOME                               66,666             -             -
------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                     $(6,409,318)  $  (804,603)  $  (610,865)
====================================================================================
LOSS PER SHARE                                            $     (0.06)  $     (0.05)
====================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                        14,346,180    12,268,330
====================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F7

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(EXPRESSED IN US DOLLARS)
=============================================================================================
                                                             May 22        Year          Year
                                                   1995 (inception)       Ended         Ended
                                                     to December 31 December 31   December 31
                                                               2003        2003          2002
---------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                               $(6,409,318)  $(804,603)  $ (610,865)
  Adjustment to reconcile net loss to
    net cash used in operating activities:
    - deprecation                                           104,402      69,880       26,242
    - realized (gain) on sale of marketable securities       (4,687)          -            -
    - imputed interest expenses                              59,809      11,816       24,498
    - issuance of common stock for
       mineral properties                                     7,000           -            -
    - stock-based compensation                            3,716,200           -            -
  Changes in assets and liabilities:
    - increase in receivables                              (137,815)     (6,186)     (29,717)
    - increase in inventories                               (35,653)    (20,942)     (11,216)
    - decrease (increase) in prepaid expenses
         and deposits                                       (41,197)    192,306     (224,961)
    - increase (decrease) in accounts payable               126,852      73,501      (36,963)
---------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                    (2,614,407) - (484,228)    (862,982)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Proceeds from sale of securities                          209,970           -            -
  Purchase of available-for-sale securities                (220,283)          -            -
  Purchase of plant and equipment                          (592,149)   (186,753)    (341,057)
---------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                      (602,462)   (186,753)    (341,057)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stocks                 2,328,000     228,578    1,099,422
  Proceeds from borrowings                                  919,904     337,071      233,251
---------------------------------------------------------------------------------------------
NET CASH FROM FINANCING ACTIVITIES                        3,247,904     565,649    1,332,673
---------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH FOR THE PERIOD                   31,035    (105,332)     128,634

CASH AND CASH EQUIVALENTS, beginning of period                    -     136,367        7,733
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                $    31,035   $  31,035   $  136,367
=============================================================================================
NON-CASH OPERATING AND FINANCING ACTIVITIES

Shares issued for settlement of debts                                $   549,975   $       -
Available-for-sale securities received from debt settlement                    -     122,341
---------------------------------------------------------------------------------------------
TOTAL                                                                $   549,975   $ 122,341
=============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F8

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
 (Expressed in US Dollars)
================================================================================


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


                                       F9

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
 (Expressed in US Dollars)
================================================================================


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

     (c)  Cash and Cash Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2003 and 2002, cash and cash equivalent consist of cash only.

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

     (f)  Mineral Properties and Exploration Expenses

          Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are determined. At such time that proven or probable reserves are established, the Company will capitalize all costs to the extent that future cash flow from ore reserves equals or exceeds the costs deferred. The deferred costs will be amortized using unit-of-production method when a property reaches commercial production. As at December 31, 2003, the Company did not have proven or probable reserve.


                                      F10

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
 (Expressed in US Dollars)
================================================================================


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

          As at December 31, 2003 and 2002, the Company does not have any asset retirement obligations.

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

     (j)  Foreign Currency Transactions

          The parent company, Kitoi, Arkhei and RDDM use U.S. dollars as the functional currency. They translate foreign currency transactions into their functional currency in the following manner.

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


                                      F11

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
 (Expressed in US Dollars)
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     (k)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2003 and 2002.

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

     (m)  Fair Value of Financial Instruments and Concentration of Risks

          The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term maturity of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions. As at December 31, 2003 and 2002, the balance placed in these financial institutions did not exceed the insured limit. Management is of the opinion that the Company is not exposed to significant interest and currency risks arising from these financial instruments.

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


                                      F12

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
 (Expressed in US Dollars)
================================================================================


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

     (p)  Loss Per Share

          Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company adopted SFAS No. 128 Earnings Per Share. Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2003 and 2002 because common stock equivalents consisting of options to acquire nil (2002 - 1,192,887) common stocks that are outstanding at December 31, 2003 and 2002, respective, are anti-dilutive.

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


                                      F13

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
 (Expressed in US Dollars)
================================================================================


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


                                      F14

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
 (Expressed in US Dollars)
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     (t)  New Accounting Pronouncements (continued)

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

3.   AVAILABLE-FOR-SALE SECURITIES

------------------------------------------------------------------------------
                                  Gross        Gross    Accumulated
                               unrealized unrealized     unrealized     Market
                          Cost      gains     losses  gains (losses)     value
------------------------------------------------------------------------------

December 31, 2001
  Equity securities     $ 15,000  $ 5,280  $10,920  $       (5,640)  $  9,360
Change during the year   122,341    6,240    6,093             147    122,488
------------------------------------------------------------------------------
December 31, 2002
  Equity securities      137,341   11,520   17,013          (5,493)   131,848
Change during the year         -    6,480   72,545         (66,065)   (66,065)
------------------------------------------------------------------------------
December 31, 2003
  Equity securities     $137,341  $18,000  $89,558  $      (71,558)  $ 65,783
==============================================================================


                                      F15

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
 (Expressed in US Dollars)
================================================================================


4.   MATERIALS AND SUPPLIES

--------------------------------------------------------------------------------
                                                                  2003     2002
--------------------------------------------------------------------------------

     Materials and consumables                                  $   173  $ 2,280
     Fuel                                                        32,877   11,757
     Spare parts                                                  2,603      674
--------------------------------------------------------------------------------
     Total                                                      $35,653  $14,711
================================================================================

5.   PLANT  AND  EQUIPMENT

--------------------------------------------------------------------------------
                                                                  2003     2002
--------------------------------------------------------------------------------

     Cost                                                   $329,002   $284,234
     Accumulated depreciation                                (99,561)   (34,522)
--------------------------------------------------------------------------------
     Net book value                                          229,441    249,712
     Equipment to be installed                               258,306    121,162
--------------------------------------------------------------------------------
     Total                                                  $487,747   $370,874
================================================================================

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


                                      F16

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
 (Expressed in US Dollars)
================================================================================


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

     A summary of the Company's stock options activities is presented below:

-----------------------------------------------------------------------------
                                                  Number         Weighted
                                                 of Common       Average
                                                  Shares      Exercise Price
-----------------------------------------------------------------------------
December 31, 2001, outstanding and exercisable   1,815,000   $          0.20
Exercised                                         (622,113)            (0.20)
-----------------------------------------------------------------------------
December 31, 2002, outstanding and exercisable   1,192,887              0.20
Exercised                                       (1,192,887)  $         (0.20)
-----------------------------------------------------------------------------
December 31, 2003, outstanding and exercisable           -
=============================================================================

The Company did not grant any stock options in 2003 and 2002.


                                      F17

EURASIA GOLD FIELDS, INC. & SUBSIDIAIRIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
 (Expressed in US Dollars)
================================================================================


9.   INCOME TAXES

     (a) The Company has estimated net losses for tax purposes to December 31, 2003, totalling approximately $2,682,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statements of Operations for the years ended December 31, 2003 and 2002. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                           2003        2002
------------------------------------------------------------------------------

          Tax loss carryforwards                        $ 270,000   $ 208,000
          Valuation allowance                            (270,000)   (208,000)
------------------------------------------------------------------------------
                                                        $       -   $       -
==============================================================================


                                      F18

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


                                    PART 111.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table lists the names and positions of the executive officers and directors of the Company as of September 30, 2004 and December 31, 2003. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

Name                     Position
----                     --------
-----------------------  ------------------------------------------------------------------
Jorge L. Lacasa          Age 62, President and Director - November 25, 1997 to current,
                         President of Alanco Development Inc., a project finance company.
                         Between 1993 and 1997 advisor to United States gas company Enron in the Commonwealth of Independent States ("CIS").

-----------------------  ------------------------------------------------------------------
Agustin Gomez de Segura  Age 51, Director since April 17, 1998. 1994 to 1998 Vice President of the Russian investment bank Alina-Moscow.
-----------------------  ------------------------------------------------------------------

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2003 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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


ITEM 10. EXECUTIVE COMPENSATION.

(A)  General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

                                  Annual  Compensation               Long-Term  Compensation
                                  ---------------------------------  ------------------------------------------
                                                                     Awards                   Payments
                                                                     -----------------------  -----------------
                                                                                Securities
                                                            Other                 Under-                  All
                                                            Annual   Restricted   Lying                  other
                                                            Compen-    Stock    Options/      LTIP      Compen-
    Name And                         Salary     Bonuses     Sation    Award(s)     SARs      Payouts    sation
Principal Position      Year          ($)         ($)        ($)        ($)        (#)        ($)        ($)
       (a)               (b)          (c)         (d)        (e)        (f)        (g)        (h)        (i)
-------------------  -----------  -----------  ---------  ---------  ---------  ---------  ---------  ---------
Jorge L. Lacasa             2003          -0-        -0-        -0-  None       None       None             -0-
 President and              2002          -0-        -0-        -0-  None       None       None             -0-
 Director                   2001          -0-        -0-        -0-  None       None       None             -0-

None of the Company's officers or directors was party to an employment agreement with the Company. During the fiscal year ending December 31, 2003 the entire board of directors acted as the Company's compensation committee and audit committee.

(B)  Options/SAR Grants Table

     The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

                                   Option/SAR Grants in Last Fiscal Year
                                           (Individual Grants)
------------------------------------------------------------------------------------------------------
                                                         Percent Of
                                        Number of      Total Options/
                                        Securities      SARs Granted
                                        Underlying      To Employees     Exercise Or
                                        Option/SARs      In Fiscal        Base Price   Expiration Date
             Name                       Granted (#)         Year           ($/Sh)          (M/D/Y)
             (a)                           (b)              (c)              (d)             (e)
--------------------------------------  ------------  ---------------  -------------  ----------------
Jorge L. Lacasa                             None              0%       $       0
--------------------------------------  ------------  ---------------  -------------  ----------------

Note 1.  No options were awarded in 2003.

(C)  Aggregated  Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
--------------------------------------------------------------------------------
                                             Number of
                                             Securities         Value Of
                                             Underlying        Unexercised
                                            Unexercised       In-The-Money
                     Shares                 Options/SARs      Options/SARs
                    Acquired      Value    At FY-End ($)   At FY-End ($0.170)
                  On Exercise   Realized    Exercisable/      Exercisable/
Name                  (#)          ($)     Unexercisable      Unexercisable
(a)                   (b)          (c)          (d)                (e)
----------------  ------------  ---------  --------------  -------------------
Jorge L. Lacasa   None          None       None            $                 0
----------------  ------------  ---------  --------------  -------------------

(D)  Long-Term Incentive Plans ("LTIP") Awards Table

     The Company does not have a Long-term Incentive Plan.

(E)  Compensation of Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2003 non-officers directors received a total of $0 in consulting fees.

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

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 1, 2004 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at October 1, 2004 there were 15,315,000 shares of Common Stock issued and outstanding (December 31, 2003 - 14,415,000).

(A)  Security Ownership of Certain Beneficial Owners

Name and Address of                              Amount and Nature of
Beneficial Owner                                   Beneficial Owner     Percentage of Class
-----------------------------------------------  ---------------------  -------------------
Golden Country Consortium Ltd.(1)                            1,000,000               6.530%
Pasea Estate
Road Town, Tortola, B.V.I.

-----------------------------------------------  ---------------------  -------------------
Carrington International Limited                               900,000               5.877%
Suite 2402 Bank of America Tower
Hong Kong


-----------------------------------------------  ---------------------  -------------------
Delta Capital Establishment                                    865,000               5.648%
Aeulestrasse 5
FL9490 Vaduz Liechtenstein
(Beneficially owned by Agustin Gomez de Segura)

-----------------------------------------------  ---------------------  -------------------
International Mining Consultants                               850,000               5.550%
48 Church Street, Hamilton
HM 12 Bermuda

-----------------------------------------------  ---------------------  -------------------
Barrington Ltd.(1)                                             800,000               5.224%
12 Remy Oliver Street
Fort Louis, Mauritius
-----------------------------------------------  ---------------------  -------------------

Note 1. The listed beneficial owner does not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.

(B)  Security Ownership of Management

Name and Address of
Beneficial Owner                                 Amount and Nature of Beneficial Owner  Percentage of Class
-----------------------------------------------  -------------------------------------  --------------------
Officers and Directors (1)

-----------------------------------------------  -------------------------------------  --------------------
Delta Capital Establishment                                                    865,000                5.648%
Aeulestrasse 5
FL9490 Vaduz Liechtenstein
(Beneficially owned by Agustin Gomez de Segura)

-----------------------------------------------  -------------------------------------  --------------------
Jorge L. Lacasa                                                                  7,500                    *
Valle de Laciana 31
D-28034 Madrid, Spain

-----------------------------------------------  -------------------------------------  --------------------
Agustin Gomez de Segura                                                          7,500                    *
Raimundo F. Villaverde 26,
E-28003 Madrid, Spain

-----------------------------------------------  -------------------------------------  --------------------
Alanco Development Inc.(1)                                                       5,000                    *
Bank of America Bldg.
Panama City, Panama
(Beneficially owned by Jorge L. Lacasa)

-----------------------------------------------  -------------------------------------  --------------------
Officers and Directors (2 persons)                                             885,000                5.779%
-----------------------------------------------  -------------------------------------  --------------------

Note 1. The listed beneficial owners do not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.
*    Less than 1%.

(C)  Changes in Control

     There were no arrangements during the last completed fiscal year or subsequent period to September 30, 2004 which would result in a change in control of the Company.


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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits

3.1.1    Certificate of Incorporation *
3.1.2    Certificate of Amendment to the Certificate of Incorporation *
3.1.3    Certificate of Amendment to the Certificate of Incorporation *
3.2.1    By-laws *
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1     Corporate  Governance  Principles
--------
*    Previously Filed

(B)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:
     The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-QSB and in connection with statutory and regulatory filings or engagements during the 2003 fiscal year were $7,500 (2002 - $2,500).

Audit-Related Fees:
     The aggregate fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under audit fees by Moore Stephens Ellis Foster Ltd. for fiscal 2003 were $ 0 (2002 - $0).

Tax fees:
     The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by Moore Stephens Ellis Foster Ltd. for fiscal 2003 were $ 0 (2002
-  $0).

All other fees:
     The aggregate fees billed to the Company for products and services by Moore Stephens Ellis Foster Ltd. for fiscal 2003 were $ 0 (2002 - $0).

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