Form 10QSB
period 2004-03-31
EURASIA GOLD FIELDS INC
filed 2004-11-12
CIK 1058262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004
                                    --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _ _ _ _ _ _ _ _ _ _  to _ _ _ _ _ _ _ _ _ _

     Commission file number 0-27447
                            -------

EURASIA GOLD FIELDS, INC
------------------------
(Exact name of small business issuer as specified in its charter)

Florida                                                      98-0190293
-------                                                      ----------
(State or other jurisdiction of incorporation or             (IRS Employer
          organization)                                      Identification No.)

PO Box 28165, Harbour Centre, 555 West Hastings Street,
-------------------------------------------------------
Vancouver, BC Canada V6B 5L8
----------------------------
(Address of principal executive offices)

(604) 687-4701
--------------
(Issuer's Telephone Number)

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,315,000 shares of Common Stock were outstanding as of October 31, 2004.

Transitional Small Business Disclosure Format (check one);

YES [ ] NO [X]

                            EURASIA GOLD FIELDS, INC.

This quarterly report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Part 1 - Financial Information - Item 1. "Financial Statements," Item 2. "Management's Discussion and Analysis or Plan of Operation."

The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.


                                      INDEX

                                                                        Page No.
PART I.  Financial  Information

Item 1.  Financial  Statements
         Balance  Sheets  --                                                   3
         March 31, 2004 and December 31, 2003

         Statements of Operations --                                           4
         Three-months Ended March 31, 2004

         Statements of Cash Flows --                                           5
         Three-months Ended March 31, 2004

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         9

Item 3.  Controls and Procedures                                              12

PART II. Other Information

Item 1.  Legal Proceedings                                                    12

Item 2.  Changes in Securities                                                12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     13

Signatures                                                                    13

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets (Unaudited)
March 31, 2004 and December 31, 2003
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------
                                                     March 31     December 31
                                                       2004          2003
------------------------------------------------------------------------------
ASSETS

Current
  Cash                                             $    33,529   $     31,035
  Other receivables                                     11,114         15,474
  Available-for-sale securities                        114,673         65,783
  Materials and supplies                                38,867         35,653
  Prepaid expenses and other assets                     44,309         41,197
------------------------------------------------------------------------------
Total current assets                                   242,492        189,142

Mineral properties and exploration licences                  -              -
Plant and equipment                                    543,350        487,747
------------------------------------------------------------------------------
Total assets                                       $   785,842   $    676,889
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
  Accounts payable and accrued liabilities         $   144,569   $    121,852

Long-term debt - related party                         369,929        369,929
------------------------------------------------------------------------------
Total liabilities                                      514,498        491,781
------------------------------------------------------------------------------

Stockholders' Equity

Share capital,
  Authorized
    50,000,000 common shares, par value $0.001
  Issued and outstanding:
    14,415,000 (2003 - 14,415,000) common shares        14,415         14,415
Additional paid in capital                           6,101,594      6,101,594
Common stock to be issued                              649,975        549,975
Accumulated deficit during the development stage    (6,471,972)    (6,409,318)
Accumulated other comprehensive income (loss)          (22,668)       (71,558)
------------------------------------------------------------------------------
Total stockholders' equity                             271,344        185,108
------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $   785,842   $    676,889
==============================================================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations (Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------
                                                May 22,1995     Three months    Three months
                                             (inception) to            Ended           Ended
                                                   March 31         March 31        March 31
                                                       2004             2004            2003
--------------------------------------------------------------------------------------------

General and administrative expenses
  Administrative and general                $       650,819   $      24,382   $      31,793
  Depreciation                                       87,522           7,330           6,458
  Foreign exchange (gain) loss                      (41,533)        (34,531)          6,616
  Interest expense                                   71,095             543             401
  Professional fees - accounting and legal          182,011          11,952           2,783
  Salaries and consulting fees                      237,448          23,522          26,602
  Stock-based compensation                        3,716,200               -               -
--------------------------------------------------------------------------------------------
                                                  4,903,562          33,198          74,653
Exploration expenses                              1,635,076          29,456          87,977
--------------------------------------------------------------------------------------------
Total expenses                                    6,538,638          62,654         162,630
--------------------------------------------------------------------------------------------
Other income
  Interest income                                    61,980               -               -
  Gain (loss) on sale of securities                   4,686               -               -
--------------------------------------------------------------------------------------------
Total other income                                   66,666               -               -
Net (loss) for the period                   $    (6,471,972)  $     (62,654)  $    (162,630)
============================================================================================

Loss per share                                                $       (0.00)  $       (0.01)
============================================================================================

Weighted average shares outstanding                              14,415,000      13,011,419
============================================================================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. AND SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statement of Cash Flows (Unaudited)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------
                                                                      May 22    Three months    Three months
                                                            1995 (inception)           Ended           Ended
                                                                 to March 31        March 31        March 31
                                                                        2004            2004            2003
------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net (loss) for the period                                $     (6,471,972)  $     (62,654)  $    (162,630)
  Adjustments to reconcile net loss to net cash used
  in operating activities
  - depreciation                                                    111,732           7,330           6,458
  - realized loss (gain) on sale of marketable securities            (4,687)              -               -
  - imputed interest expense                                         59,809               -               -
  - issuance of common stock for                                          -
    mineral properties                                                7,000               -               -
  - stock-based compensation                                      3,716,200               -               -
  Changes in assets and liabilities:
  - decrease (increase) in receivables                             (133,455)          4,360          (9,251)
  - decrease (increase) in inventories                              (38,867)         (3,214)        (54,515)
  - decrease (increase) in prepaid expenses and deposits            (44,309)         (3,112)        147,696
- increase(decrease) in accounts payable                            149,569          22,717          43,165
------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                            (2,648,980)        (34,573)        (29,077)
------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Proceeds from sale of securities                                  209,970               -               -
  Purchase of available for sale securities                        (220,283)              -               -
  Purchase of property plant and equipment                         (655,082)        (62,933)       (134,651)
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (665,395)        (62,933)       (134,651)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock                          2,428,000         100,000          99,975
  Proceeds from borrowings                                          919,904               -         (13,641)
------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                3,347,904         100,000          86,334
------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                           33,529           2,494         (77,394)

Cash and cash equivalents, beginning of period                            -          31,035         136,367
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                   $         33,529   $      33,529   $      58,973
============================================================================================================

Non-cash operating and financing activities
  Shares issued for settlement of debts                                       $           -   $     238,578
  Available-for-sale securities received from debt
  settlement                                                                              -               -
------------------------------------------------------------------------------------------------------------
Total                                                                         $           -   $     238,578
============================================================================================================

The accompanying notes are an integral part of these financial statements

     Notes to Interim Consolidated Financial Statements (Unaudited)
     --------------------------------------------------------------

1. Nature of Business and Continuance of Operations

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

     The Company has not generated any operating revenues to date.

2. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Eurasia Gold Fields, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2003 should be reviewed in connection with these condensed consolidated financial statements.

3. Significant Accounting Policies

     (a)  Accounting Estimates

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

     (b)  Materials and Supplies

          Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and comprise of fuel, spare parts and other materials used for the exploration process.

     (c)  Plant and Equipment

          Plant and equipment are carried at cost less accumulated depreciation. Depreciation of plant and equipment is computed on a straight-line basis over their expected useful lives. Depreciation is applied to them from the month in which they are acquired.

     (d)  Mineral Properties and Exploration Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2004 and December 31, 2003, the Company did not have proven reserves.

          Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

     (e)  Stock-Based Compensation

          The Company has adopted the fair value method of accounting for stock-based compensation as recommended by the Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation.

          The adoption of SFAS 123 does not have an impact on the Company's financial statements.

          The Company did not grant any stock options during the period.

     (f)  Available-for-sale Securities

          Available-for-sale securities are carried at fair market value with unrealized holding gains and losses included as a component of accumulated other comprehensive loss, unless a permanent impairment in value has occurred, which is then charged to operations. Realized gains and losses are determined on an average cost basis when securities are sold.

     (g)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the three months ended March 31, 2004 and the twelve months ended December 31, 2003.

     (h)  Long-Lived Assets Impairment

          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

     (i)  Accounting for Derivative Instruments and Hedging Activities

          The Company has adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

          Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     (j)  Income Taxes

          The Company has adopted the Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carry amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (k)  Loss Per Share

          Earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Diluted loss per share is equivalent to basic loss per share because there is no potential dilutive securities.

4 Fixed Assets

----------------------------------------------------
                            March 31    December 31
                              2004         2003
----------------------------------------------------

Cost                       $ 193,888   $    299,323
Accumulated depreciation     (77,212)       (69,882)
----------------------------------------------------
Net book value               116,676        229,441
Equipment to be installed    426,674        258,306
----------------------------------------------------
Total                      $ 543,350   $    487,747
====================================================

5    Common shares outstanding

     As at March 31, 2004, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.001 per share. There were 14,415,000 common shares issued and outstanding at March 31, 2004.

6.   Stock Options Outstanding

     At March 31, 2004 and December 31, 2003 the Company had no options outstanding.

7.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) During the three month period ended March 31, 2004, salaries and consulting fees of $0 (fiscal 2003 - $0) were paid or are payable to directors.

     Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.

8.   Reclassifications

     Certain reclassifications of prior-year balances have been made to conform to current year classifications.
___________________________________________________________________________


ITEM 2.  MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(A)  General

     The Company is a mineral exploration company with offices in Vancouver, Canada and Moscow, Russia and is engaged in the exploration for precious metals. The Company was incorporated under the laws of the State of Florida on May 22, 1995 as Snack-N-Pop Vending, Inc. On March 2, 1998 the Company changed its name to Eurasia Gold Fields, Inc. and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties.

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

(B) Significant developments during the three month period ended March 31, 2004 and Subsequent Events

     During the three month period ended March 31, 2004 the Company issued 0 (fiscal 2003 - 0) common shares for cash of $0 (fiscal 2003 - $0) and issued 0 (fiscal 2003 - 1,192,887) shares upon the exercise of stock options for gross proceeds of $0 (fiscal 2003 - $238,578).

     The Company conducted exploration programs for gold mineralization on its properties in the Okinski district of the Republic of Buryatiya in south-eastern Siberia, Russia.

(C)  Exploration and Development

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

     Exploration expenses during the three-months ended March 31, 2004 totalled $29,456 (fiscal 2003 - $87,977).

     The Company's properties are in the exploration stage only and are without a known body of Mineral Reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the Company's mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of the Company's operations will be, in part, directly related to the cost and success of its exploration programs, which may be affected by a number of factors.

(D)  Results of Operations

     Three Months Ended March 31, 2004 (Fiscal 2004) versus Three Months Ended March 31, 2003 (Fiscal 2003)

     The Company issued 0 (fiscal 2003 - 0) common shares for cash of $0 (fiscal 2003 - 0) and issued 0 (fiscal 2003 - 1,192,887) shares upon the exercise of stock options for gross proceeds of $0 (fiscal 2003 - $238,578).

     The Company had no operating revenues for the three month period ended March 31, 2004 (fiscal 2003 - $0).

     For the three months ended March 31, 2004 the Company recorded a loss of $62,654 (fiscal 2003 - $162,630) or $0.00 per share (fiscal 2003 - $0.01 per  share).

     General and administrative expenses - For the three month period ended March 31, 2004 the Company recorded general and administrative expenses of $25,868 (fiscal 2003 - $68,195). The fiscal 2004 amount includes, professional fees - accounting $8,811 (fiscal 2003 - $0) and legal $3,141 (fiscal 2003 - $2,783).

     Exploration expenditures - For the three month period ended March 31, 2004 the Company recorded exploration expenses of $29,456 (fiscal 2003 - $87,977).

     Amortization expenditures - For the three month period ended March 31, 2004 the Company recorded depreciation costs of $7,330 (fiscal 2003 - $6,458).

(E)  Capital Resources and Liquidity

     At March 31, 2004 the Company had cash of $33,529 (fiscal 2003 - $58,973) and a working capital of $97,923 (fiscal 2003 working capital - $247,762) respectively. Total liabilities as of March 31, 2004 were $514,498 (fiscal 2003 - $432,130), an increase of $82,368. During the three month period ended March 31, 2004 the Company issued 0 common shares for cash of $0 (fiscal 2003 - 0) and issued 0 (fiscal 2003 - 1,192,887) shares upon the exercise of stock options for gross proceeds of $0 (fiscal 2003 - $238,578). During the three month period ended March 31, 2004 investing activities consisted of additions to mineral properties $0 (fiscal 2003 - $0) and additions to plant and equipment $62,933 (fiscal 2003 - $134,651). For the three month period ended

     March 31, 2004 the Company recorded a net loss of $62,654 (fiscal 2003 - $162,630) or $0.00 per share (fiscal 2003 - $0.01 per share).

     The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2004 and
     (ii) to conduct its preliminary exploration programs. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

     The Company's exploration properties have not commenced commercial production and the Company has no history of earnings or cash flow from its operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

(F)  Plans for the Years 2004 and 2005

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

     The Company's exploration work program in 2004/2005 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; (ii) whether certain claim blocks should be surrendered; or (iii) additional surrounding claim blocks be acquired.

(G)  Application of Critical Accounting Policies

     The preparation of its consolidated financial statements requires the Company to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. The Company's accounting policies are described in note 2 to its December 31, 2003 financial statements. The Company's accounting policies relating to materials and supplies, depreciation and amortization of plant and equipment and the capitalization of mineral property acquisition, exploration and development costs are critical accounting policies that are subject to estimates and assumptions regarding future activities.

     See note 3(b) Significant Accounting Policies - Materials and Supplies in the notes to the Interim Financial Statements for the Company's policy on materials and supplies.

     See note 3(c) Significant Accounting Policies - Plant and Equipment in the notes to the Interim Financial Statements for the Company's policy on depreciation.

     See note 3(d) Significant Accounting Policies - Mineral Properties and Exploration Expenses in the notes to the Interim Financial Statements for the Company's policy on exploration costs and expenses.

     Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been an impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

(H)  Off-balance Sheet Arrangements and Contractual Obligations

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

(I)  Market Risk Disclosures

     The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.


ITEM 3.  Controls and Procedures

     (a) Within 90 days prior to the date of this report, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that the material financial, and non-financial information, required to be disclosed on Form 10-QSB, and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner. Based on the foregoing, the Company's management, including the President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures (as defined in Rules 240.13a-15 or 240.15d-15 of the Securities Exchange Act of 1934, as amended) are effective.

     (b) There have been no significant changes in our internal controls, or in other factors, that could significantly affect these controls subsequent to the date of the evaluation hereof. No corrective actions were taken, therefore, with regard to significant deficiencies and material weaknesses.


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

         Not Applicable

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form  8-K

(a)  Exhibits:

3.1.1  Certificate of Incorporation*
3.1.2  Certificate of Amendment to the Certificate of Incorporation*
3.2.1  By-laws*
13.1   Form 10-KSB for the Year Ended December 31, 2003*
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1   Corporate Governance Principles*
--------
*  Previously  Filed

(b)  Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of the period covered by this report.
________________________________________________________________________________



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Eurasia Gold Fields, Inc.
                                     ----------------------------
                                     Registrant

Date: November 10, 2004              BY: /s/ Jorge L. Lacasa
      -----------------                  -------------------
                                         Jorge L. Lacasa
                                         Director


Date: November 10, 2004              BY: /s/ Agustin Gomez de Segura
      -----------------                  ---------------------------
                                         Agustin Gomez de Segura
                                         Director