Form 10QSB
period 2004-06-30
EURASIA GOLD FIELDS INC
filed 2004-11-12
CIK 1058262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30,2004
                                      ------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

       For the transition period from _ _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _

       Commission file number 0-27447
                              -------

EURASIA GOLD FIELDS, INC
------------------------
(Exact name of small business issuer as specified in its charter)

Florida                                     98-0190293
-------                                     ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

PO Box 28165, Harbour Centre, 555 West Hastings Street,
Vancouver, BC Canada V6B 5L8
-------------------------------------------------------
(Address of principal executive offices)

(604) 687-4701
--------------
(Issuer's Telephone Number)

-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                                  INDEX
                                                                 Page No.
PART I.   Financial Information

Item 1.   Financial Statements
          Balance Sheets --                                          3
          June 30, 2004 and December 31, 2003

          Statements of Operations --                                4
          Six-months Ended June 30, 2004

          Statements of Cash Flows --                                5
          Six-months Ended June 30, 2004

          Notes to Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations              9

Item 3.   Controls and Procedures                                    12

PART II. Other Information

Item 1.   Legal Proceedings                                          12

Item 2.   Changes in Securities                                      12

Item 3.   Defaults Upon Senior Securities                            12

Item 4.   Submission of Matters to a Vote of Security Holders        12

Item 5.   Other Information                                          12

Item 6.   Exhibits and Reports on Form 8-K                           12

Signatures                                                           13

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets (Unaudited)
June 30, 2004 and December 31, 2003
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
                                                       June 30      December 31
                                                         2004          2003
--------------------------------------------------------------------------------
ASSETS
Current
   Cash                                              $    17,725   $     31,035
   Other receivables                                       6,033         15,474
   Available-for-sale securities                         114,433         65,783
   Materials and supplies                                 39,409         35,653
   Prepaid expenses and other assets                      27,046         41,197
--------------------------------------------------------------------------------
Total current assets                                     204,646        189,142

Mineral properties and exploration licences                    -              -
Plant and equipment                                      526,447        487,747
--------------------------------------------------------------------------------
Total assets                                         $   731,093   $    676,889
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
   Accounts payable and accrued liabilities          $    82,809   $    121,852

Long-term debt - related party                           330,614        369,929
--------------------------------------------------------------------------------
Total liabilities                                        413,423        491,781
--------------------------------------------------------------------------------

Stockholders' Equity

Share capital,
   Authorized
      50,000,000 common shares, par value $0.001
   Issued and outstanding:
      14,415,000 (2003 - 14,415,000) common shares        14,415         14,415
Additional paid in capital                             6,101,594      6,101,594
Common stock to be issued                                849,975        549,975
Accumulated deficit during the development stage      (6,625,406)    (6,409,318)
Accumulated other comprehensive income (loss)            (22,908)       (71,558)
--------------------------------------------------------------------------------
Total stockholders' equity                               317,670        185,108
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $   731,093   $    676,889
================================================================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)


Consolidated Statements of Operations (Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------------------------------
                                                  May 22,1995    Three months    Three months    Six months    Six months
                                               (inception) to           Ended           Ended         Ended         Ended
                                                      June 30         June 30         June 30       June 30       June 30
                                                         2004            2004            2003          2004          2003
-------------------------------------------------------------------------------------------------------------------------
General and administrative expenses
   Administrative and general                 $       676,885   $      26,066   $      23,428   $    50,448   $    55,221
   Depreciation                                        94,389           6,867           7,387        14,197        13,845
   Foreign exchange (gain) loss                       (27,176)         14,357         (29,700)      (20,174)      (23,084)
   Interest expense                                    71,746             651             604         1,194         1,005
   Professional fees - accounting and legal           215,788          33,777           3,329        45,729         6,112
   Salaries and consulting fees                       259,644          22,196          18,347        45,718        44,949
   Stock-based compensation                         3,716,200               -               -             -             -
--------------------------------------------------------------------------------------------------------------------------
                                                    5,007,476         103,914          23,395       137,112        98,048
Exploration expenses                                1,689,838          54,762          98,531        84,218       186,508
--------------------------------------------------------------------------------------------------------------------------
Total expenses                                      6,697,314         158,676         121,926       221,330       284,556
--------------------------------------------------------------------------------------------------------------------------

Other income
   Interest income                                     61,980               -               -             -             -
   Gain (loss) on sale of securities                    4,686               -               -             -             -
   Gain (loss) on sale of assets                        5,242           5,242               -         5,242             -
--------------------------------------------------------------------------------------------------------------------------
Total other income                                     71,908           5,242               -         5,242             -
--------------------------------------------------------------------------------------------------------------------------
Net (loss) for the period                     $    (6,625,406)  $    (153,434)  $    (121,926)  $  (216,088)  $  (284,556)
==========================================================================================================================
Loss per share                                                  $       (0.01)  $       (0.01)  $     (0.01)  $     (0.02)
==========================================================================================================================
      Weighted average shares outstanding                          14,415,000      13,153,717    14,415,000    13,153,717
==========================================================================================================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. AND SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statement of Cash Flows (Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------
                                                                            May 22    Six months    Six months
                                                                  1995 (inception)         Ended         Ended
                                                                        to June 30    to June 30    to June 30
                                                                              2004          2004          2003
--------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
   Net (loss) for the period                                     $     (6,625,406)  $  (216,088)  $  (284,556)
   Adjustments to reconcile net loss to net cash used
   in operating activities
   - depreciation                                                         118,599        14,197        13,845
   - realized loss (gain) on sale of marketable securities                 (4,687)            -             -
   - imputed interest expense                                              59,809             -             -
   - issuance of common stock for                                               -
        mineral properties                                                  7,000             -             -
   - stock-based compensation                                           3,716,200             -             -
   Changes in assets and liabilities:
   - decrease (increase) in receivables                                  (128,374)        9,441        (6,684)
   - decrease (increase) in inventories                                   (39,409)       (3,756)      (43,625)
   - decrease (increase) in prepaid expenses and deposits                 (27,046)       14,151       184,112
   - increase(decrease) in accounts payable                                87,809       (39,043)        6,945
                                                                 ---------------------------------------------
Net cash used in operating activities                                  (2,835,505)     (221,098)     (129,963)
--------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
   Proceeds from sale of securities                                       209,970             -             -
   Purchase of available for sale securities                             (220,283)            -             -
   Purchase of property plant and equipment                              (645,046)      (52,897)     (174,098)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (655,359)      (52,897)     (174,098)
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from issuance of common stock                               2,628,000       300,000       219,975
   Proceeds from borrowings                                               880,589       (39,315)      (13,641)
--------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                      3,508,589       260,685       206,334
--------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                                 17,725       (13,310)      (97,727)
Cash and cash equivalents, beginning of period                                  -        31,035       136,367
Cash and cash equivalents, end of period                         $         17,725   $    17,725   $    38,640
==============================================================================================================

Non-cash operating and financing activities
   Shares issued for settlement of debts                                            $         -   $   238,578
   Available-for-sale securities received from debt settlement                                -             -
--------------------------------------------------------------------------------------------------------------
Total                                                                               $         -   $   238,578
==============================================================================================================

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

2.  Basis  of  Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

     (d)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2004 and December 31, 2003, the Company did not have proven reserves.

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

     (g)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the six months ended June 30, 2004 and the twelve-months ended December 31, 2003.

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

4  Fixed  Assets
     -----------------------------------------------------------------
                                                June 30    December 31
                                                   2004           2003
     -----------------------------------------------------------------
     Cost                                     $308,660   $    299,323
     Accumulated depreciation                  (84,079)       (69,882)
     -----------------------------------------------------------------
     Net book value                            224,581        229,441
     Equipment to be installed                 301,866        258,306
     -----------------------------------------------------------------
     Total                                    $526,447   $    487,747
     =================================================================


5  Common  shares  outstanding

     As at June 30, 2004, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.001 per share. There were 14,415,000 common shares issued and outstanding at June 30, 2004.

6.  Stock  Options  Outstanding

     At June 30, 2004 and December 31, 2003 the Company had no options outstanding.

7.  Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) During the six month period ended June 30, 2004, salaries and consulting fees of $0 (fiscal 2003 - $0) were paid or are payable to directors.

     Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.

8.  Reclassifications

     Certain reclassifications of prior-year balances have been made to conform to current year classifications.
--------------------------------------------------------------------------------


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

(B) Significant developments during the six month period ended June 30, 2004 and Subsequent Events

     During the six month period ended June 30, 2004 the Company issued 0 (fiscal 2003 - 0) common shares for cash of $0 (fiscal 2003 - $0) and issued 0 (fiscal 2003 - 1,192,887) shares upon the exercise of stock options for gross proceeds of $0 (fiscal 2003 - $238,578).

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

     Exploration expenses during the six-months ended June 30, 2004 totalled $84,218 (fiscal 2003 - $186,508).

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

(D)    Results  of  Operations

     Six Months Ended June 30, 2004 (Fiscal 2004) versus Six Months Ended June 30, 2003 (Fiscal 2003)

     The Company issued 0 (fiscal 2003 - 0) common shares for cash of $0 (fiscal 2003 - 0) and issued 0 (fiscal 2003 - 1,192,887) shares upon the exercise of stock options for gross proceeds of $0 (fiscal 2003 - $238,578).

     The Company had no operating revenues for the six month period ended June 30, 2004 (fiscal 2003 - $0).

     For the six months ended June 30, 2004 the Company recorded a loss of $216,088 (fiscal 2003 - $284,556) or $0.01 per share (fiscal 2003 - $0.02 per  share).

     General and administrative expenses - For the six month period ended June 30, 2004 the Company recorded general and administrative expenses of $122,915 (fiscal 2003 - $84,203). The fiscal 2004 amount includes, professional fees - accounting $8,811 (fiscal 2003 - $0) and legal $36,918 (fiscal 2003 - $6,112).

     Exploration expenditures - For the six month period ended June 30, 2004 the Company recorded exploration expenses of $84,218 (fiscal 2003 - $186,508).

     Amortization expenditures - For the six month period ended June 30, 2004 the Company recorded depreciation costs of $14,197 (fiscal 2003 - $13,845).

(E)    Capital  Resources  and  Liquidity

     At June 30, 2004 the Company had cash of $17,725 (fiscal 2003 - $38,640) and a working capital of $121,837 (fiscal 2003 working capital - $209,123) respectively. Total liabilities as of June 30, 2004 were $413,423 (fiscal 2003 - $395,910), an increase of $17,513. During the six month period ended June 30,2004 the Company issued 0 common shares for cash of $0 (fiscal 2003
     - 0) and issued 0 (fiscal 2003 - 1,192,887) shares upon the exercise of stock options for gross proceeds of $0 (fiscal 2003 - $238,578). During the six month period ended June 30,2004 investing activities consisted of additions to mineral properties $0 (fiscal 2003 - $0) and additions to plant and equipment $52,897 (fiscal 2003 - $174,098). For the six month period ended June 30, 2004 the Company recorded a net loss of $216,088 (fiscal 2003 - $284,556) or $0.01 per share (fiscal 2003 - $0.02 per share).

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


13.2     Form 10-QSB for the Quarter ended March 31, 2004*
31.1     Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002
99.1     Corporate Governance Principles*
--------
* Previously Filed

(b)    Reports  on  Form  8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.
--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Eurasia Gold Fields, Inc.
                                      -------------------------
                                      Registrant


Date:  November 10, 2004              BY:  /s/  Jorge L. Lacasa
       -----------------                   --------------------
                                           Jorge L. Lacasa
                                           Director


Date:  November 10, 2004              BY:  /s/  Agustin Gomez de Segura
       -----------------                   ----------------------------
                                           Agustin Gomez de Segura
                                           Director