Form 10QSB
period 2004-09-30
EURASIA GOLD FIELDS INC
filed 2004-11-12
CIK 1058262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004
                                    ------------------

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


------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                               INDEX
                                                                 Page No.
PART I.   Financial Information

Item 1.   Financial Statements
          Balance Sheets --                                           3
          September 30, 2004 and December 31, 2003

          Statements of Operations --                                 4
          Nine months Ended September 30, 2004

          Statements of Cash Flows --                                 5
          Nine months Ended September 30, 2004

          Notes to Consolidated Financial Statements                  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               9

Item 3.   Controls and Procedures                                     12

PART II.  Other Information

Item 1.   Legal Proceedings                                           12

Item 2.   Changes in Securities                                       12

Item 3.   Defaults Upon Senior Securities                             12

Item 4.   Submission of Matters to a Vote of Security Holders         12

Item 5.   Other Information                                           12

Item 6.   Exhibits and Reports on Form 8-K                            13

Signatures                                                            13

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets (Unaudited)
September 30, 2004 and December 31, 2003
(Expressed in U.S. Dollars)
----------------------------------------------------------------------------------
                                                      September 30     December 31
                                                              2004            2003
----------------------------------------------------------------------------------
ASSETS
Current
   Cash                                              $       6,132   $     31,035
   Other receivables                                         6,418         15,474
   Available-for-sale securities                            47,262         65,783
   Materials and supplies                                   31,231         35,653
   Prepaid expenses and other assets                        95,150         41,197
----------------------------------------------------------------------------------
Total current assets                                       186,193        189,142

Mineral properties and exploration licences                      -              -
Plant and equipment                                        520,395        487,747
----------------------------------------------------------------------------------
Total assets                                         $     706,588   $    676,889
----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
   Accounts payable and accrued liabilities          $      97,875   $    121,852

Long-term debt - related party                             369,929        369,929
----------------------------------------------------------------------------------
Total liabilities                                          467,804        491,781
----------------------------------------------------------------------------------

Stockholders' Equity

Share capital,
   Authorized
      50,000,000 common shares, par value $0.001
   Issued and outstanding:
      15,315,000 (2003 - 14,415,000) common shares          15,315         14,415
Additional paid in capital                               7,000,694      6,101,594
Common stock to be issued                                  149,975        549,975
Accumulated deficit during the development stage        (6,837,121)    (6,409,318)
Accumulated other comprehensive income (loss)              (90,079)       (71,558)
----------------------------------------------------------------------------------
Total stockholders' equity                                 238,784        185,108
----------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $     706,588   $    676,889
==================================================================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations (Unaudited)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------
                                          May 22,1995      Three months    Three months    Nine months     Nine months
                                         (inception) to       Ended           Ended           Ended           Ended
                                          September 30     September 30    September 30    September 30    September 30
                                              2004             2004            2003            2004            2003
------------------------------------------------------------------------------------------------------------------------

General and administrative expenses
   Administrative and general           $       707,651   $      30,766   $      24,320   $      81,214   $      79,541
   Depreciation                                 101,142           6,753           7,152          20,950          20,997
   Foreign exchange (gain) loss                  (5,592)         21,584           8,647           1,410         (14,437)
   Interest expense                              72,309             563             670           1,757           1,675
   Professional fees - accounting and           208,937          (6,851)          3,104          38,878           9,216
legal
   Salaries and consulting fees                 284,163          24,519          39,503          70,237          84,452
   Stock-based compensation                   3,716,200               -               -               -               -
------------------------------------------------------------------------------------------------------------------------
                                              5,084,810          77,334          83,396         214,446         181,444
Exploration expenses                          1,824,013         134,175         107,985         218,393         294,493
------------------------------------------------------------------------------------------------------------------------
Total expenses                                6,908,823         211,509         191,381         432,839         475,937
------------------------------------------------------------------------------------------------------------------------

Other income
   Interest income                               61,980               -               -               -               -
   Gain (loss) on sale of securities              4,686               -               -               -               -
   Gain (loss) on sale of assets                  5,036            (206)              -           5,036               -
------------------------------------------------------------------------------------------------------------------------
Total other income                               71,702            (206)              -           5,036               -
------------------------------------------------------------------------------------------------------------------------

Net (loss) for the period               $    (6,837,121)  $    (211,715)  $    (191,381)  $    (427,803)  $    (475,937)
========================================================================================================================
Loss per share                                            $       (0.01)  $       (0.01)  $       (0.03)  $       (0.04)
========================================================================================================================
Weighted average shares outstanding                          14,527,088      13,200,789      14,527,088      13,200,789
========================================================================================================================

The accompanying notes are an integral part of these financial statements.

EURASIA GOLD FIELDS, INC. AND SUBSIDIARIES
(An exploration stage enterprise)
Consolidated Statement of Cash Flows (Unaudited)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------
                                                                           May 22        Nine months         Nine months
                                                                 1995 (inception)             Ended                Ended
                                                                  to September 30    to September 30     to September 30
                                                                             2004               2004                2003
                                                                 -------------------------------------------------------
Cash flows from (used in) operating activities                   $     (6,837,121)  $       (427,803)  $       (475,937)
   Adjustments to reconcile net loss to net cash used
   in operating activities
   - depreciation                                                         125,352             20,950             20,997
   - realized loss (gain) on sale of marketable securities                 (4,687)                 -                  -
   - imputed interest expense                                              59,809                  -                  -
   - issuance of common stock for                                               -
        mineral properties                                                  7,000                  -                  -
   - stock-based compensation                                           3,716,200                  -                  -
Changes in assets and liabilities:
   - decrease (increase) in receivables                                  (128,759)             9,056             (8,272)
   - decrease (increase) in inventories                                   (31,231)             4,422            (45,039)
   - decrease (increase) in prepaid expenses and deposits                 (95,150)           (53,953)           165,857
   - increase(decrease) in accounts payable                               102,875            (23,977)            20,506
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                  (3,085,712)          (471,305)          (321,888)
------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
   Proceeds from sale of securities                                       209,970                  -                  -
   Purchase of available for sale securities                             (220,283)                 -                  -
   Purchase of property plant and equipment                              (645,747)           (53,598)          (169,409)
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (656,060)           (53,598)          (169,409)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from issuance of common stock                               2,828,000            500,000            449,975
   Proceeds from borrowings                                               919,904                  -            (13,641)
------------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                      3,747,904            500,000            436,334
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash for the period                                  6,132            (24,903)           (54,963)
Cash and cash equivalents, beginning of period                                  -             31,035            136,367
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $          6,132   $          6,132   $         81,404
========================================================================================================================

Non-cash operating and financing activities
   Shares issued for settlement of debts                                            $              -   $        238,556
   Available-for-sale securities received from debt settlement                                     -                  -
------------------------------------------------------------------------------------------------------------------------
Total                                                                               $              -   $        238,556
========================================================================================================================

The accompanying notes are an integral part of these financial statements.

     Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)
     --------------------------------------------------------------------

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

2.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

     (d)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2004 and December 31, 2003, the Company did not have proven reserves.

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

     (g)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003.

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

4    Fixed Assets
     --------------------------------------------------------
                                  September 30    December 31
                                          2004           2003
     --------------------------------------------------------

     Cost                       $     378,963   $    299,323
     Accumulated depreciation         (90,832)       (69,882)
     --------------------------------------------------------

     Net book value                   288,131        229,441
     Equipment to be installed        232,264        258,306
     --------------------------------------------------------

     Total                      $     520,395   $    487,747
     ========================================================

5    Common shares outstanding

     As at September 30, 2004, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.001 per share. There were 15,315,000 common shares issued and outstanding at September 30, 2004.

6.   Stock Options Outstanding

     At September 30, 2004 and December 31, 2003 the Company had no options outstanding.

7.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) During the nine month period ended September 30, 2004, salaries and consulting fees of $0 (fiscal 2003 - $0) were paid or are payable to directors.

     Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.

8.   Reclassifications

     Certain reclassifications of prior-year balances have been made to conform to current year classifications.
-------------------------------------------------------------------------------


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

(B) Significant developments during the nine month period ended September 30, 2004 and Subsequent Events

     During the nine month period ended September 30, 2004 the Company issued 900,000 (fiscal 2003 - 0) common shares for cash of $900,000 (fiscal 2003 - $0) and issued 0 (fiscal 2003 - 1,192,887) shares upon the exercise of stock options for gross proceeds of $0 (fiscal 2003 - $238,578).

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

     Exploration expenses during the nine months ended September 30, 2004 totalled $218,393 (fiscal 2003 - $294,493).

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

(D)  Results of Operations

     Nine Months Ended September 30, 2004 (Fiscal 2004) versus Nine Months Ended September 30, 2003 (Fiscal 2003)

     The Company issued 900,000 (fiscal 2003 - 0) common shares for cash of $900,000 (fiscal 2003 - 0) and issued 0 (fiscal 2003 - 1,192,887) shares upon the exercise of stock options for gross proceeds of $0 (fiscal 2003 - $238,578).

     The Company had no operating revenues for the nine month period ended September 30, 2004 (fiscal 2003 - $0).

     For the nine months ended September 30, 2004 the Company recorded a loss of $427,803 (fiscal 2003 - $475,937) or $0.03 per share (fiscal 2003 - $0.04 per  share).

     General and administrative expenses - For the nine month period ended September 30, 2004 the Company recorded general and administrative expenses of $193,496 (fiscal 2003 - $160,447). The fiscal 2004 amount includes, professional fees - accounting $8,811 (fiscal 2003 - $0) and legal $30,067 (fiscal 2003 - $9,216).

     Exploration expenditures - For the nine month period ended September 30, 2004 the Company recorded exploration expenses of $218,393 (fiscal 2003 - $294,493).

     Amortization expenditures - For the nine month period ended September 30, 2004 the Company recorded depreciation costs of $20,950 (fiscal 2003 - $20,997).

(E)  Capital Resources and Liquidity

     At September 30, 2004 the Company had cash of $6,132 (fiscal 2003 - $81,404) and a working capital of $88,318 (fiscal 2003 working capital - $180,705) respectively. Total liabilities as of September 30, 2004 were $467,804 (fiscal 2003 - $409,471), an increase of $58,333. During the nine month period ended September 30, 2004 the Company issued 900,000 (fiscal 2003 - 0) common shares for cash of $900,000 (fiscal 2003 - $0) and issued 0 (fiscal 2003 - 1,192,887) shares upon the exercise of stock options for gross proceeds of $0 (fiscal 2003 - $238,578). During the nine month period ended September 30, 2004 investing activities consisted of additions to mineral properties $0 (fiscal 2003 - $0) and additions to plant and equipment $53,598 (fiscal 2003 -

     $169,409). For the nine month period ended September 30, 2004 the Company recorded a net loss of $427,803 (fiscal 2003 - $475,937) or $0.03 per share (fiscal 2003 - $0.04 per share).

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

ITEM 2.    Changes in Securities

           During the nine month period ended September 30, 2004 the Company issued 900,000 (fiscal 2003 -
           0) common shares for cash of $900,000 (fiscal 2003 - $0).

ITEM 3.    Defaults Upon Senior Securities

           Not Applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

           Not Applicable

ITEM 5.    Other Information

           None.


ITEM 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits:

3.1.1   Certificate of Incorporation*
3.1.2   Certificate of Amendment to the Certificate of Incorporation*
3.2.1   By-laws*
13.1    Form 10-KSB for the Year Ended December 31, 2003*
13.2    Form 10-QSB for the Quarter ended March 31, 2004*
13.3    Form 10-QSB for the Quarter ended March 31, 2004*
31.1    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002
32.1    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002
99.1    Corporate Governance Principles*
--------
* Previously Filed

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

                                   Eurasia  Gold  Fields,  Inc.
                                    ----------------------------
                                   Registrant

Date:  November  10,  2004         BY:   /s/  Jorge  L.  Lacasa
       -------------------               ----------------------
                                         Jorge  L.  Lacasa
                                         Director


Date:  November  10,  2004         BY:   /s/  Agustin  Gomez  de  Segura
       -------------------               -------------------------------
                                         Agustin  Gomez  de Segura
                                         Director